Form 10-Q
period 1996-06-30
AKSYS LTD
filed 1996-08-14
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From           to

            ------------------------------------------------------

                        Commission File Number 0-28290


                                  AKSYS, LTD.
            (Exact name of registrant as specified in its charter)


                     Delaware                     36-3890205
              (State of incorporation)        (I. R. S. Employer
                                              Identification No.)

    1113 S. Milwaukee Avenue, Suite 300, Libertyville, Illinois     60048
    (address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number 847-247-6051

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

The number of shares of Common Stock, $.01 Par Value, outstanding as of August 14, 1996 was 13,685,229.

                              Page 1 of 12 pages

AKSYS, LTD

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

TABLE OF CONTENTS
================================================================================

PART 1  -  FINANCIAL INFORMATION                                      Page

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 1996
           and December 31, 1995...................................     3

           Consolidated Statements of Operations for the three and
           six months ended June 30, 1996 and 1995.................     4

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1996 and 1995............................     5

           Notes to Consolidated Financial Statements..............    6-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    8-10


PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K........................     11

SIGNATURES.........................................................     11

INDEX TO EXHIBITS..................................................     12

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

================================================================================

                                                      June 30,      December 31,
                       Assets                           1996            1995
- --------------------------------------------------------------------------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                        $ 13,713,628    $    570,621
  Short-term investments                             20,020,412       3,386,484
  Interest receivable                                   418,793           8,502
  Prepaid expenses                                      173,821           6,213
  Other current assets                                   30,945          46,319
- --------------------------------------------------------------------------------

Total current assets                                 34,357,599       4,018,139
- --------------------------------------------------------------------------------

Long-term investments                                18,992,095         -
Property and equipment, net                             673,511         603,382
Other noncurrent assets                                 154,263          71,929
- --------------------------------------------------------------------------------
                                                   $ 54,177,468    $  4,693,450
================================================================================
        Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                 $    921,392    $    316,400
  Accrued liabilities                                    92,147          89,745
  Current maturities of notes payable                     4,585          15,206
  Current maturities of lease obligation                 32,276          31,525
- --------------------------------------------------------------------------------
Total current liabilities                             1,050,400         452,876
- --------------------------------------------------------------------------------
Notes payable, less current maturities                       30             909
Lease obligation, less current maturities                22,870          34,852
- --------------------------------------------------------------------------------
Total liabilities                                     1,073,300         488,637
- --------------------------------------------------------------------------------
Redeemable preferred stock                              -            12,406,761
- --------------------------------------------------------------------------------
Stockholders' equity (deficit):
  Common stock, par value $.01 per share,
    50,000,000 shares authorized,
    13,685,229 and 861,457 shares issued
    and outstanding in 1996 and 1995,
    respectively                                        136,852           8,614
  Additional paid-in capital                         64,570,384         -
  Deficit accumulated during development
   stage                                            (11,603,068)     (8,210,562)
- --------------------------------------------------------------------------------
Total stockholders' equity (deficit)                 53,104,168      (8,201,948)
- --------------------------------------------------------------------------------
                                                   $ 54,177,468    $  4,693,450
================================================================================

See accompanying notes to consolidated financial statements.

AKSYS LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 1996 and 1995

(Unaudited)

=================================================================================================================================

                                                                                                                     Cumulative
                                                                                                                        from
                                                                                                                    Jan. 18, 1991
                                                 Three months ended                  Six months ended                (inception)
                                            -------------------------------     -------------------------------        through
                                            June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995     Jun. 30, 1996
- ---------------------------------------------------------------------------------------------------------------------------------
Research and development expenses            $ 1,278,733       $ 1,099,055       $ 2,691,239       $ 1,950,373      $  9,359,855
General and administrative expenses              571,232           359,889         1,066,432           613,403         2,892,974
- ---------------------------------------------------------------------------------------------------------------------------------

Operating loss                                (1,849,965)       (1,458,944)       (3,751,661)       (2,563,776)      (12,252,829)
- ---------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                325,733            46,956           361,559            67,201           602,976
  Interest expense                                  (951)           (3,047)           (2,404)           (5,616)          (18,066)
  Other income                                      -                 -                 -                 -               67,884
- ---------------------------------------------------------------------------------------------------------------------------------

                                                 324,782            43,909           359,155            61,585           652,794
- ---------------------------------------------------------------------------------------------------------------------------------

Net loss                                     $(1,525,183)      $(1,415,035)      $(3,392,506)      $(2,502,191)     $(11,600,035)
=================================================================================================================================

Net loss per share                           $      (.14)      $      (.14)      $      (.30)     $      (.24)
=================================================================================================================================

Weighted average number of common shares      11,215,754        10,327,586        11,215,754       10,327,586
=================================================================================================================================


See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 1996 and 1995


(Unaudited)
=======================================================================================================
                                                                                          Cumulative
                                                                                             from
                                                                                         Jan. 18, 1991
                                                                                          (inception)
                                                                                            through
                                                                1996           1995      Jun. 30, 1996
- -------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                                   $(3,392,506)   $(2,502,191)   $(11,600,035)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                118,920         52,892         353,962
   Stock option expense                                            _              _              3,240
   Issuance of stock in exchange for services rendered           66,003           _             66,003
   Changes in assets and liabilities:
    Interest receivable                                        (410,291)         1,817        (418,793)
    Prepaid expenses                                           (167,608)         9,860        (173,821)
    Other current assets                                         15,920         11,302         (30,399)
    Accounts payable                                            604,992        201,287         921,392
    Accrued liabilities                                           2,402        (15,571)         92,147
    Other assets                                                (96,927)       (82,261)       (178,060)
- -------------------------------------------------------------------------------------------------------
Net cash used in operating activities                        (3,259,095)    (2,322,865)    (10,964,364)
- -------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from sale of investments                            3,386,484      1,862,359      12,064,014
 Purchases of investments                                   (39,013,934)    (3,513,019)    (51,077,948)
 Purchases of property and equipment                           (173,030)      (121,397)        879,134
 Organizational costs incurred                                     _              _            (19,585)
- -------------------------------------------------------------------------------------------------------
Net cash used in investing activities                       (35,800,480)    (1,772,057)    (38,154,385)
- -------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock,
  net of issuance costs                                      52,225,313           _         52,298,319
 Proceeds from issuance of preferred stock                         _         4,000,000      12,336,096
 Proceeds from issuance of note payable                            _              _             41,792
 Repayment of notes payable                                     (11,500)        (8,042)        (37,177)
 Repayment of lease obligation                                  (11,231)       (10,990)        (48,375)
- -------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                    52,202,582      3,980,968      64,590,655
- -------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         13,143,007       (113,954)     13,713,628

Cash and cash equivalents at beginning of period                570,621        609,655             _
- -------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $13,713,628    $   495,701    $ 13,713,628
=======================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited

(1)  BASIS FOR PRESENTATION

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1995, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three and six months ended June 30, 1996 are not necessarily indicative of results that ultimately may be achieved for the entire year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 1996.

(2)  PRINCIPLES OF CONSOLIDATION

     On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.


(3)  COMPUTATION OF NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the offering date (using the treasury stock method and the public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.


(4)  CASH EQUIVALENTS AND INVESTMENTS

     Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months. In addition to cash equivalents, the Company has investments in debt securities that are classified as short-term (mature in more than 91 days but no more than one year) or long-term (maturities beyond one year but no more than 18 months). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold such until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts without recognition of gains or losses that are deemed to be temporary. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Fair value approximates carrying value for all investments.


                                                                     (Continued)

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited

(5)  STOCKHOLDERS' EQUITY (DEFICIT)

     On April 23, 1996, the Company effected a 3-for-2 stock split of its common stock. Additionally, on April 23, 1996, the Company filed a Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock to 50,000,000 shares and authorizing 1,000,000 shares of preferred stock, par value $.01 per share, for future issuance. All references in the financial statements to share and per share data have been adjusted to reflect this split.

     On May 16 1996, the Company completed an initial public offering of its common stock in which 3,565,000 shares were sold by the Company resulting in net proceeds of approximately $52.2 million. Upon the closing of the offering, 6,165,424 shares of redeemable preferred stock (representing all issued and outstanding shares of preferred stock) were automatically converted into 9,248,136 shares of common stock. All shares of redeemable preferred stock were canceled upon the conversion to common stock.

(6)  STOCK OPTIONS

     The following table summarizes the transactions pursuant to the Company's Stock Option Plan:


================================================================================
                                          Shares         Price Range
- --------------------------------------------------------------------------------
Outstanding on December 31, 1995         1,447,250       0.1067-0.3935
Granted                                    114,661       0.1067-16.00
Exercised                                    4,350       0.1067-0.1670
- --------------------------------------------------------------------------------
Outstanding on June 30, 1996             1,557,561       0.1067-16.00
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)


OVERVIEW

The Company is in a development stage and was formed to provide hemodialysis products and services for patients suffering from end stage renal disease, commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system which is designed to enable patients to perform hemodialysis in an alternate site setting, such as the patient's home or a self-care clinic, on a daily basis. The Company believes that its products and services will provide a superior alternative to currently available kidney dialysis treatment modalities by providing better clinical outcomes, lower overall costs and improved quality of life for dialysis patients. The Company has submitted a 510(k) premarket notification, currently under formal review, to the FDA to market the Aksys PHD(TM) Personal Hemodialysis System and, if clearance is granted, the Company plans commercial launch of its products and services during 1997. There can be no assurance, however, that the Company will be able to obtain regulatory clearance in a timely manner or at all.

On May 16, 1996, the Company completed an initial public offering of its common stock resulting in net proceeds of approximately $52.2 million.

COMPARISON OF RESULTS OF OPERATIONS

Net loss for the three months ended June 30, 1996 was $1.5 million or $.14 per share, as compared to $1.4 million, or $.14 per share, for the three months ended June 30, 1995. Net loss for the six months ended June 30, 1996 was $3.4 million, or $.30 per share, as compared to $2.5 million, or $.24 per share for the year earlier period. The increase in net loss in the three and six months ended June 30, 1996 compared to the year earlier periods is due to increases in spending in research and development and general and administrative expenses related to activities by the Company in the development of the Aksys PHD(TM) Personal Hemodialysis System offset by increases in interest income earned from the investment of the net proceeds raised by the Company in the initial public offering in May 1996.

Operating loss. Operating loss for the three months ended June 30, 1996 was $1.9 million, as compared to $1.5 million for the comparable period in 1995, an increase of $.4 million or 26.7%. Operating loss for the six months ended June 30, 1996 was $3.8 million, as compared to $2.6 million for the comparable period in 1995, an increase of $1.2 million or 46.2%. The increase in the operating loss in the three and six months ended June 30, 1996 compared to the year earlier periods is due to the scale-up in product development and overhead to achieve the Company's development plan.

Other income (expense). Interest income for the three months ended June 30, 1996 was $.3 million, as compared to less than $.1 million for the comparable period in 1995. Interest income for the six months ended June 30, 1996 was $.4 million, as compared to $.1 million for the comparable period in 1995. The increase in interest income in the three and six months ended June 30, 1996, compared to the year earlier periods is due to interest earned on the investment of the net proceeds from the Company's initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 1996 and the six months ended June 30, 1995 was $3.3 million and $2.3 million, respectively. The increase in net cash used in operating activities is related to the scale-up in the Company's product development. Future cash needs for operating activities will be higher than historical levels because of the manufacturing scale-up and commercialization of the Aksys PHD(TM) Personal Hemodialysis System.

Net cash used in investing activities. Net cash used in investing activities was $35.8 million for the six months ended June 30, 1996, as compared to $1.8 million for the comparable six-month period in 1995. The use of cash for investing activities was primarily due to the purchase of investments using the net proceeds raised by the Company in its initial public offering.

The Company's primary source of liquidity is from the net proceeds of approximately $52.2 million from the sale of common stock in May 1996. At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $33.7 million and working capital of $33.3 million. The Company also had long-term investments of $19.0 million with maturity dates ranging between 12 months and 18 months.

The Company expects to incur additional losses in the foreseeable future and estimates that during 1996 it will spend approximately $11.5 million, including capital expenditures and working capital, for manufacturing scale-up and commercialization of the Aksys PHD(TM) Personal Hemodialysis System. The Company anticipates, based on its current plans and assumptions, relating to its operations (including assumptions regarding the timing and costs associated with obtaining FDA approval for, and the production and marketing of, the Aksys PHD(TM) Personal Hemodialysis System), that the net proceeds of the initial public offering will be sufficient to satisfy the Company's contemplated capital expenditure and working capital requirements through 1997, assuming it is able to obtain equipment financing in the second half of 1997 to finance the commercial scale production and market launch of the Aksys PHD(TM) Personal Hemodialysis System.

Generally, the Company intends to enter into contracts with its customers to provide all products and services relating to the Aksys PHD(TM) Personal Hemodialysis System for a single monthly price, which would include a lease payment for the Aksys PHD(TM) Personal Hemodialysis System. Financing production of the Aksys PHD(TM) Personal Hemodialysis System in quantities necessary for commercialization, as well as supplying the Aksys PHD(TM) Personal Hemodialysis Systems on a contracted lease basis, will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the Aksys PHD(TM) Personal Hemodialysis System increases and the Company leases additional units. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the Aksys PHD(TM) Personal Hemodialysis System even if the Company is successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

NOTE ON FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q and in the future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) whether and when the Company will obtain clearance from the FDA of its 501(k) premarket notification and what additional clinical and other data the Company might have to obtain in connection with seeking such clearance; (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor, SeaMED Corporation, and its need to provide for the efficient manufacturing of sufficient quantities of its products; (iii) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; (iv) the uncertainty regarding the effectiveness and ultimate market acceptance of the Aksys PHD(TM) Personal Hemodialysis System, the Company's primary product in development; (v) the need to further establish the clinical benefits of daily hemodialysis; and (vi) the capital requirements necessary to fund the development and commercialization of the Company's products and services. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)    Statement Regarding Computation of Per Share Earnings

     (27)    Financial Data Schedule

     (99.1)  Press Release of the Company, issued August 2, 1996

     (99.2)  Aksys, Ltd. 1996 Stock Awards Plan

(b)  Reports on Form 8-K

             none


                                  Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Aksys, Ltd.


Date:  August 15, 1996              By:  /s/  Lawrence H.N. Kinet
       ---------------                   -------------------------
                                         Lawrence H.N. Kinet
                                         Chairman and Chief Executive Officer
                                         and Director


Date:  August 15, 1996              By:  /s/  Dennis N. Cavender
       ---------------                   -----------------------
                                         Dennis N. Cavender
                                         Vice President and Chief Financial
                                         Officer

                               INDEX TO EXHIBITS


Exhibit No.  Description
================================================================================

    11       Statement Regarding Computation of Per Share Earnings

    27       Financial Data Schedule

    99.1     Press Release of the Company, issued August 2, 1996

    99.2     Aksys, Ltd. 1996 Stock Awards Plan