Form 10-Q
period 1996-09-30
AKSYS LTD
filed 1996-11-13
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From                   to

           _________________________________________________________

                        Commission File Number 0-28290


                                  AKSYS, LTD.
            (Exact name of registrant as specified in its charter)


        Delaware                                                 36-3890205
(State of incorporation)                                     (I. R. S. Employer
                                                             Identification No.)

               Two Marriott Drive, Lincolnshire, Illinois  60069
(formerly 1113 S. Milwaukee Ave., Suite 300, Libertyville, Illinois     60048)
                   (address of principal executive offices)

                  Registrant's telephone number 847-229-2020
                            (formerly 847-247-6051)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of Common Stock, $.01 Par Value, outstanding as of October 18, 1996 was 13,685,212.


                              Page 1 of 15 pages

AKSYS, LTD

FORM 10-Q

For the quarterly period ended September 30, 1996

TABLE OF CONTENTS
================================================================================================================

PART 1 - FINANCIAL INFORMATION                                                                              Page
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
         and December 31, 1995............................................................................     3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 1996 and 1995 (Unaudited)........................................     4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995 (Unaudited)....................................................     5

         Notes to Consolidated Financial Statements.......................................................   6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................  9-12

PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................................................    13

Item 6.  Exhibits and Reports on Form 8-K.................................................................    13

SIGNATURES................................................................................................    14

INDEX TO EXHIBITS.........................................................................................    15

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)


Consolidated Balance Sheets
----------------------------------------------------------------------------------------------
                                                                 September 30,    December 31,
                          ASSETS                                     1996             1995
----------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  2,266,728    $   570,621
  Short-term investments                                           41,836,104      3,386,484
  Interest receivable                                                 783,247          8,502
  Prepaid expenses                                                    106,469          6,213
  Other current assets                                                 76,747         46,319
----------------------------------------------------------------------------------------------
Total current assets                                               45,069,295      4,018,139
----------------------------------------------------------------------------------------------
Long-term investments                                               6,005,971          --
Property and equipment, net                                         1,894,239        603,382
Other noncurrent assets                                               143,365         71,929
----------------------------------------------------------------------------------------------
                                                                 $ 53,112,870    $ 4,693,450
==============================================================================================
                LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                               $  1,889,327    $   316,400
  Accrued liabilities                                                  68,333         89,745
  Current maturities of notes payable                                   --            15,206
  Current maturities of lease obligation                               37,751         31,525
----------------------------------------------------------------------------------------------
Total current liabilities                                           1,995,411        452,876
----------------------------------------------------------------------------------------------
Notes payable, less current maturities                                  --               909
Lease obligation, less current maturities                               3,202         34,852
----------------------------------------------------------------------------------------------
Total liabilities                                                   1,998,613        488,637
----------------------------------------------------------------------------------------------
Redeemable preferred stock                                              --        12,406,761
----------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
  Common stock, par value $.01 per share, 50,000,000
   shares authorized, 13,685,212 and 861,457 shares
   issued and outstanding in 1996 and 1995, respectively              136,852          8,614
  Additional paid-in capital                                       64,570,096          --
  Deficit accumulated during development stage                    (13,592,691)    (8,210,562)
----------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                               51,114,257     (8,201,948)
----------------------------------------------------------------------------------------------
                                                                 $ 53,112,870    $ 4,693,450
==============================================================================================

See accompanying notes to consolidated financial statements.

AKSYS LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 1996 and 1995

(Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                                              Cumulative
                                                                                                 from
                                                                                            Jan. 18, 1991
                                  Three months ended              Nine months ended          (inception)
                            ------------------------------  ------------------------------     through
                            Sept. 30, 1996  Sept. 30, 1995  Sept. 30, 1996  Sept. 30, 1995  Sept. 30, 1996
----------------------------------------------------------------------------------------------------------
Research and development
 expenses                    $ 1,726,504     $   990,467     $ 4,417,743     $ 2,940,840     $ 11,086,359
General and administrative
 expenses                      1,005,456         299,453       2,065,878         912,856        3,898,430
----------------------------------------------------------------------------------------------------------
Operating loss                (2,731,960)     (1,289,920)     (6,483,621)     (3,853,696)     (14,984,789)
----------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                746,740          34,443       1,108,299         101,644        1,349,716
  Interest expense                (4,403)         (2,850)         (6,807)         (8,466)         (22,469)
  Other income                       -               -               -               -             67,884
----------------------------------------------------------------------------------------------------------
                                 742,337          31,593       1,101,492          93,178        1,395,131
----------------------------------------------------------------------------------------------------------
Net loss                     $(1,989,623)    $(1,258,327)    $(5,382,129)    $(3,760,518)    $(13,589,658)
==========================================================================================================
Net loss per share           $      (.15)    $      (.12)    $      (.45)    $      (.36)
==========================================================================================================
Weighted average number
 of common shares             13,685,212      10,327,569      12,020,809      10,327,569
==========================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 1996 and 1995
(Unaudited)
=========================================================================================================
                                                                                         Cumulative
                                                                                            from
                                                                                        Jan. 18, 1991
                                                                                         (inception)
                                                                                           through
                                                           1996           1995           Sept. 30, 1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                            $  (5,382,129)   $ (3,760,518)      $ (13,589,658)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                           199,064          94,152             434,106
   Stock option expense                                       --              --                 3,240
   Issuance of stock in exchange for services
    rendered                                                66,003            --                66,003
   Changes in assets and liabilities:
     Interest receivable                                  (774,745)          1,817            (783,247)
     Prepaid expenses                                     (100,256)         10,160            (106,469)
     Other current assets                                  (29,883)         10,943             (76,202)
     Accounts payable                                    1,572,927         105,404           1,889,327
     Accrued liabilities                                   (21,412)        (13,605)             68,333
     Other assets                                          (96,889)        (71,235)           (178,022)
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                   (4,567,320)     (3,622,882)        (12,272,589)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of investments                      3,386,484       4,610,379          12,064,014
  Purchases of investments                             (47,849,574)     (4,213,019)        (59,913,588)
  Purchases of property and equipment                   (1,456,969)       (318,070)         (2,163,073)
  Organizational costs incurred                               --              --               (19,595)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                  (45,920,059)         79,290         (50,032,242)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock,
   net of issuance costs                                52,225,025             333          52,298,031
  Proceeds from issuance of preferred stock                   --         8,486,764          12,336,096
  Proceeds from issuance of note payable                      --              --                41,792
  Repayment of notes payable                               (16,115)        (11,507)            (41,792)
  Repayment of lease obligation                            (25,424)        (18,319)            (62,568)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities               52,183,486       8,457,271          64,571,559
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                1,696,107       4,913,679           2,266,728

Cash and cash equivalents at beginning of period           570,621         609,655                --
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $   2,266,728    $  5,523,334       $   2,266,728
=========================================================================================================

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited



(1) Basis for Presentation

    The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1995, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 1996.


(2) Principles of Consolidation

    On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.


(3) Computation of Net Loss per Share

    Net loss per share is based on the weighted average number of shares outstanding and excludes unexercised stock options using the treasury stock method because the effect is anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the offering date (using the treasury stock method and the public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods through the date of the initial public offering.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited


(4) Cash Equivalents and Investments

    Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months when purchased. In addition to cash equivalents, the Company has investments in debt securities that are classified as short-term (mature in more than 91 days but no more than one year) or long-term (maturities beyond one year but no more than 18 months). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold such until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of discounts or premiums without recognition of gains or losses that are deemed to be temporary. Discounts and premiums are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Fair value approximates carrying value for all investments.


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

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited

(6)  Stock Options

     The following table summarizes the transactions pursuant to the Company's
      Stock Option Plan:
===============================================================================

                                          Shares     Price Range
-------------------------------------------------------------------------------
     Outstanding on December 31, 1995     1,447,250  0.1067-0.3935
     Granted                                236,875     1.00-16.00
     Exercised                                4,350  0.1067-0.1670
-------------------------------------------------------------------------------

     Outstanding on September 30, 1996    1,679,775   0.1067-16.00
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



OVERVIEW

The Company is in the development stage and was formed to provide hemodialysis products and services for patients suffering from end stage renal disease, commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system which is designed to enable patients to perform hemodialysis in an alternate site setting, such as the patient's home or a self-care clinic, on a daily basis. The Company believes that its products and services will provide a superior alternative to currently available kidney dialysis treatment modalities by providing better clinical outcomes, lower overall costs and improved quality of life for dialysis patients.

The Company submitted a 510(k) premarket notification to the US Food and Drug Administration (FDA) in March, 1996 to market the Aksys PHD(TM) Personal Hemodialysis System. After additional data was supplied to the FDA at its request, the FDA accepted the 510(k) for formal review in July, 1996. In September, the Company received a written response from the FDA to its 510(k) premarket notification filing for the Aksys PHD(TM) Personal Hemodialysis System. The FDA informed the Company that additional clinical and other data will be required as part of the FDA review process to establish the safety and effectiveness of the Aksys PHD(TM) System. Included in the letter from the FDA was a request for the Company to conduct clinical trials and to submit data from these trials to the FDA. The FDA invited the Company to resubmit its response, including the clinical data, in the form of a new 510(k) premarket notification at the time the Company has collected such data. The Company intends to work very closely with the FDA in the design of the clinical trial protocols in order to commence these trials in the third quarter of 1997. However, until the Company is able to meet with the FDA and submit an Investigative Device Exemption (IDE) that is approved by the agency, the timing of the commencement of clinical trials in the US is uncertain.

Once the requested clinical trial data has been gathered, the Company will submit a 510(k) premarket notification for review by the FDA. However, at this time the Company cannot determine the extent to which the requested clinical trials will affect the specific timeline for the submission of the clinical data in a new 510(k) premarket notification, the FDA clearance of the 510(k) premarket notification, or the commercialization of the Aksys PHD(TM) System. Although the Company expects to commercialize this product in the United States during the first half of 1998, there can be no assurance that the Company will be able to obtain regulatory clearance for the Aksys PHD(TM) System in a timely manner or at all.

The Company is moving in a parallel path to obtain ISO 9001 certification and CE Mark approval in Europe on the Aksys PHD(TM) System. The Company expects to obtain such approvals in late 1997. The market opportunity in Japan is also significant and the Company continues to work toward the commencement of clinical trials in 1998. However, there can be no assurance that the Company will be able to obtain regulatory clearances in Japan or Europe for the Aksys PHD(TM) System in a timely manner or at all.

The Company has recently relocated its headquarters into a single facility located in Lincolnshire, Illinois. This move has enabled the Company to consolidate its research and development, operations and administrative functions into one building.


Comparison of Results of Operations

Net loss for the three months ended September 30, 1996 was $2.0 million or $0.15 per share, as compared to $1.3 million, or $0.12 per share, for the three months ended September 30, 1995. Net loss for the nine months ended September 30, 1996 was $5.4 million, or $0.45 per share, as compared to $3.8 million, or $0.36 per share, for the year earlier period. The increase in net loss in the three and nine months ended September 30, 1996 compared to the year earlier periods is due to increases in spending in research and development, hiring of additional personnel, and the development of necessary infrastructure to support the future growth of the Company. Interest income earned from the investment of the net proceeds raised by the Company in the initial public offering in May 1996 accounts for the increases in other income compared to the three and nine month periods in the previous year.

Operating loss. Operating loss for the three months ended September 30, 1996 was $2.7 million, as compared to $1.3 million for the comparable period in 1995, an increase of $1.4 million or 112%. Operating loss for the nine months ended September 30, 1996 was $6.5 million, as compared to $3.9 million for the comparable period in 1995, an increase of $2.6 million or 68%. The increase in the operating loss in the three and nine months ended September 30, 1996 compared to the year earlier periods is due to the scale-up in product development and overhead to achieve the Company's development plan.

Other income (expense). Interest income for the three months ended September 30, 1996 was $0.7 million, as compared to less than $0.1 million for the comparable period in 1995. Interest income for the nine months ended September 30, 1996 was $1.1 million, as compared to $0.1 million for the comparable period in 1995. The increase in interest income in the three and nine months ended September 30, 1996, compared to the year earlier periods is due to interest earned on the investment of the net proceeds from the Company's initial public offering in May 1996.


Liquidity and Capital Resources

Net cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 1996 and 1995 was $4.6 million and $3.6 million, respectively. The increase in net cash used in operating activities is related to the scale-up in the Company's product development. Future cash needs for operating activities are expected to be higher than historical levels because of the manufacturing scale-up and commercialization of the Aksys PHD(TM) Personal Hemodialysis System.

Net cash used in investing activities. Net cash used in investing activities was $45.9 million for the nine months ended September 30, 1996, primarily due to the purchase of investments using the net proceeds raised by the Company in its initial public offering. For the prior year period, net cash provided by investing activities of $0.1 million resulted primarily from net proceeds from sales of investments.

The Company's primary source of liquidity is from the net proceeds of approximately $52.2 million from its sale of common stock in May 1996. At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $44.1 million and working capital of $43.1 million. The Company also had long-term investments of $6.0 million with maturity dates ranging between 12 months and 18 months.

The Company expects to incur additional losses in the foreseeable future and estimates that during 1996 it will spend approximately $10.5 million, including capital expenditures and working capital, for manufacturing scale-up and commercialization of the Aksys PHD(TM) Personal Hemodialysis System. The Company anticipates, based on its current plans and assumptions relating to its operations (including assumptions regarding the timing and costs associated with obtaining FDA approval for, and the production and marketing of, the Aksys PHD(TM) Personal Hemodialysis System), that the net proceeds of the initial public offering will be sufficient to satisfy the Company's contemplated capital expenditure and working capital requirements through 1998, assuming it is able to obtain equipment financing in 1998 to finance the commercial scale production and market launch of the Aksys PHD(TM) Personal Hemodialysis System.

Generally, the Company intends to enter into contracts with its customers to provide all products and services relating to the Aksys PHD(TM) Personal Hemodialysis System for a single monthly price, which would include a lease payment for the Aksys PHD(TM) Personal Hemodialysis System. Financing production of the Aksys PHD(TM) Personal Hemodialysis System in quantities necessary for commercialization, as well as supplying Aksys PHD(TM) Personal Hemodialysis Systems on a contracted lease basis, will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the Aksys PHD(TM) Personal Hemodialysis System increases and the Company leases additional units. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the Aksys PHD(TM) Personal Hemodialysis System even if the Company is successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

NOTE ON FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q and in the future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) whether and when the Company will obtain clearance from the FDA of a 510(k) premarket notification, and equivalent regulatory clearances for Europe and Japan, and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances; (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor, SeaMED Corporation, and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (iv) the uncertainty regarding the effectiveness and ultimate market acceptance of the Aksys PHD(TM) Personal Hemodialysis System, the Company's primary product in development, (v) the need to further establish the clinical benefits of daily hemodialysis, and (vi) the capital requirements necessary to fund the development and commercialization of the Company's products and services. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

PART II - OTHER INFORMATION


Item 2.  Changes in Securities

The Board of Directors of the Company, at an October 28, 1996 meeting, adopted a stockholder rights plan and declared a dividend to be made to stockholders of record on November 8, 1996 of one right on each outstanding share of the Company's common stock. The stockholder rights plan was adopted to preserve for the stockholders of the Company the long-term value of the Company in the event of a takeover of the Company or the purchase of a significant block of common stock of the Company and to protect the Company and its stockholders against coercive takeover tactics. The Company is not aware of any takeover attempt at present. Prior to the time the rights become exercisable, the rights will be evidenced by the certificates representing shares of common stock of the Company and will be transferable only in connection with the transfer of shares of common stock. If a person acquires 15% of the Company's common stock (the rights will then be exercisable), each right will entitle the holder thereof to purchase for an exercise price of $85.00 (subject to adjustment), shares of the Company's common stock having a market value of twice such exercise price, valued as of the date of occurrence of such triggering event, subject to the right of the Company to exchange the rights for common stock of the Company on a one-for-one basis. The Company will be entitled to redeem the rights at $0.01 per right at any time before public disclosure that a 15% position has been acquired. The rights will expire on October 28, 2006, unless previously redeemed or exercised. A copy of the stockholder rights plan is available from the Company upon request.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits



     (11)    Statement Regarding Computation of Per Share Earnings

     (27)    Financial Data Schedule

     (99.1)  Press Release of the Company, Issued September 20, 1996

     (99.2)  Press Release of the Company, Issued October 25, 1996

     (99.3)  Press Release of the Company, Issued October 30, 1996

     (99.4) Aksys, Ltd. Rights Agreement, incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on November 5, 1996


(b)  Reports on Form 8-K

     none

                                   Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Aksys, Ltd.


Date:  November 13, 1996         By:  /s/  Lawrence H. N. Kinet
       -----------------              -------------------------

                                      Lawrence H.N. Kinet
                                      Chairman and Chief Executive Officer
                                      and Director


Date:  November 13, 1996         By:  /s/  Dennis N. Cavender
       -----------------              -----------------------

                                      Dennis N. Cavender
                                      Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS




Exhibit No.    Description
--------------------------------------------------------------------------------

    11         Statement Regarding Computation of Per Share Earnings

    27         Financial Data Schedule

   99.1        Press Release of the Company, Issued September 20, 1996

   99.2        Press Release of the Company, Issued October 25, 1996

   99.3        Press Release of the Company, Issued October 30, 1996

   99.4 Aksys, Ltd. Rights Agreement, incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on November 5, 1996