Form 10-K
period 1996-12-31
AKSYS LTD
filed 1997-03-04
CIK 902600

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------


(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the Transition period from to

                        COMMISSION FILE NUMBER 0-28290

                               ----------------

                                  AKSYS, LTD.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              36-3890205
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


                                                        60069
 TWO MARRIOTT DRIVE, LINCOLNSHIRE, IL                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 229-2020

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregated market value of voting stock held by non-affiliates of the registrant as of January 31, 1997 at a closing sale price of $12.75 as reported by the Nasdaq National Market was approximately $107,949,405.

  As of January 31, 1997 the registrant had 13,731,669 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE USED IN CONNECTION WITH THE SOLICITATION OF PROXIES FOR THE ANNUAL MEETING TO BE HELD ON APRIL 22, 1997 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  AKSYS, LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                        PAGE NO.
                                                                        --------


PART I.......................................................................  1

Item 1.   Business...........................................................  1
Item 2.   Properties......................................................... 15
Item 3.   Legal Proceedings.................................................. 15
Item 4.   Submission of Matters to a Vote of Security-Holders................ 15
Item 4A.  Executive Officers of the Registrant............................... 15

PART II...................................................................... 16

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters............................................................ 16
Item 6.   Selected Financial Data............................................ 16
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 17
Item 8.   Financial Statements and Supplementary Data........................ 20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 20

PART III..................................................................... 20

Item 10.  Directors and Executive Officers of the Registrant................. 20
Item 11.  Executive Compensation............................................. 20
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 21
Item 13.  Certain Relationships and Related Transactions..................... 21

PART IV...................................................................... 21

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 21

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................... 22

EXHIBIT INDEX................................................................ 37

PART I

ITEM 1.  BUSINESS

                                   BACKGROUND

Aksys, Ltd. (the "Company") was founded in 1991 to provide hemodialysis products and services for patients suffering from end stage renal disease ("ESRD"), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD/tm/ Personal Hemodialysis System (the "PHD system") which is designed to enable patients to perform hemodialysis at alternate sites, such as the patient's home or a selfcare clinic and to thereby improve clinical outcomes, reduce costs and enhance the patient's quality of life. All of these characteristics have been associated with a frequent, personalized dialysis regimen.

The Company is currently working toward satisfying the regulatory requirements for Food and Drug Administration ("FDA") clearance in the United States. The Company is in the process of compiling the requested data and working with the FDA to develop a mutually agreeable scope for a clinical study planned for the fourth quarter of 1997. The Company plans to have production systems available and the necessary data collected for the filing of an Investigational Device Exemption (an "IDE") with the FDA in the third quarter of 1997. While Aksys and the FDA have not finalized the length of the trial at this time, the Company expects the clinical trials will be approximately 90 days in length, beginning in late 1997. Upon completion of clinical trials, the data compiled will be submitted along with other requested data in a new 510(k) Pre-Market Notification, which the Company expects to file in early 1998. 510(k) clearance by the FDA is required prior to the commercialization of the PHD system.

In parallel with its U.S. regulatory efforts, the Company plans to obtain ISO 9001 certification in 1997, and to also submit final production systems for CE mark approval (the European equivalent to 510(k) clearance) during this same time frame. The Company is anticipating CE mark approval in 1998 for its product launch in Europe.

Japan is also a significant market where Aksys intends to obtain regulatory approval. Although the regulatory approval cycle in Japan is much longer than in the U.S., the Company is currently finalizing its plans for regulatory submission and approval and anticipates commencement of clinical studies in 1998.

There can be no assurance that the Company will be able to obtain the above-mentioned regulatory clearances or approvals in a timely manner or at all.

                                THE MARKETPLACE

The Company currently competes exclusively in the market for the treatment of ESRD patients. A healthy human kidney continuously removes waste products and excess water from the blood. ESRD is a slow, progressive loss of kidney function caused by inherited disorders, prolonged medical conditions such as diabetes and hypertension or the long-term use of certain medications. ESRD is irreversible and lethal if untreated. Life can be sustained only through either transplantation or dialysis. Transplantation is severely limited due to the shortage of suitable donors, the incidence of organ transplant rejection and the age and health of many ESRD patients. The vast majority of patients, therefore, must rely on dialysis for the remainder of their lives.

The Company estimates that $11 billion will be spent in the U.S. during 1997 for the treatment of patients suffering from ESRD, of which approximately $4 billion will be directly related to dialysis treatment. Based upon information published by the Health Care Financing Administration ("HCFA"), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to 200,000 at the end of 1995, representing a compound annual growth rate of approximately 9%. In addition, according to international patient registries compiled by the United States Renal Data System (the "USRDS"), there were approximately 240,000 dialysis patients in Europe and Japan in 1993. The Company believes that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population

(the median age of newly diagnosed ESRD patients in the United States is 62),
(ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD) and (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD.

Given the expense of kidney dialysis treatments and the lack of effective alternative therapies, in 1972 Congress enacted legislation providing for Medicare funding for all eligible patients with ESRD regardless of age or financial circumstances.

Under this program, Medicare is responsible for payment of 80% of the rate set by HCFA for reimbursement of outpatient dialysis. Although this program brought dialysis to virtually all patients in need of treatment, the cost of funding the program grew rapidly, quickly exceeding original expectations. In an effort to hold down these costs, Congress has capped the Medicare reimbursement rate for outpatient dialysis since 1983 at approximately $20,000 per patient per year. The costs of operating dialysis centers, however, such as capital, labor and facility overhead, have continued to rise. These circumstances encourage dialysis providers to seek ways of reducing dialysis costs. For example, certain dialysis providers may be shortening dialysis treatments, reusing medical equipment and supplies intended for a single use and shifting the responsibilities of doctors and nurses to employees with less training.

REIMBURSEMENT

Demand for the Company's products and services will be influenced by governmental and other third-party reimbursement programs because providers of ESRD treatment are often reimbursed by Medicare, Medicaid and private insurers.

MEDICARE REIMBURSEMENT

Medicare generally provides health insurance coverage for persons who are age 65 or older and for persons who are completely disabled. Medicare also provides coverage for other eligible patients, regardless of age, who have been medically determined to have ESRD. For patients eligible for Medicare based solely on ESRD (generally patients under age 65), Medicare eligibility begins three months after the month in which the patient begins dialysis. During this three-month waiting period, either Medicaid, private insurance or the patient is responsible for payment for dialysis services. This waiting period is waived for individuals who participate in a self-care dialysis training program.

For ESRD patients under age 65 who have any employer group health insurance coverage (regardless of the size of the employer or the individual's employment status), Medicare coverage is generally secondary to the employer coverage during an 18-month coordination period that follows the establishment of Medicare eligibility or entitlement based on ESRD. During the coordination period, an employer group health plan is responsible for paying primary benefits at the rate specified in the plan, which may be a negotiated rate or the healthcare provider's usual and customary rate. As the secondary payer during this coordination period, Medicare will make payments up to the applicable composite rate for dialysis services to supplement any primary payments by the employer group health plan if the plan covers the services but pays only a portion of the charge for the services.

Medicare generally is the primary payer for ESRD patients after the 18-month coordination period. Under current rules, Medicare is also the primary payer for ESRD patients during the 18-month coordination period if, before becoming eligible for Medicare on the basis of ESRD, the patient was already age 65 or over (or eligible for Medicare based on disability) unless covered by an employer group health plan (other than a "small" employer plan) because of current employment. This rule eliminates for many dual-eligible beneficiaries the 18-month coordination period during which the employer plan would serve as primary payer and reimburse health care providers at a rate that the Company believes may be higher than the Medicare composite rate. The rule regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both age (or disability) and ESRD has been the subject of frequent legislative and regulatory change in recent years and there can be no assurance that the rule will remain unchanged in the future.

When Medicare is the primary payer, it reimburses 80% of the composite rate set by the Medicare prospective reimbursement system for each dialysis treatment. The beneficiary is responsible for the remaining 20%, as well as any unmet Medicare deductible amount, although an approved Medicare supplement insurance policy, other private health insurance or Medicaid may pay on the beneficiary's behalf. The Medicare base composite rates for outpatient dialysis services currently are $126 per treatment for hospitals and $122 for independent facilities (equivalent to approximately $20,000 per year) and are adjusted depending on regional wage differences. Reimbursement rates are subject to periodic adjustment based on certain factors, including legislation and executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the cost of conducting business. The composite reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous Congressional actions resulted in net reductions of the average composite reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment. Effective January 1, 1991, Congress increased the ESRD composite reimbursement rate, resulting in the current average rate of $126 per treatment.

Reimbursement for home dialysis can be made in two ways. A beneficiary may choose to receive home dialysis equipment, supplies and support services directly from a facility or to make independent arrangements for equipment, supplies and support services. If the beneficiary chooses to use a facility, the facility receives the composite rate. If the beneficiary chooses to make independent arrangements, the supplier bills Medicare on an assignment basis and payment is made at a rate not greater than the composite rate, with the exception of CCPD. There is a monthly payment cap of $2,080 for CCPD and approximately $1,600 for all other methods of dialysis.

The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies. Recently, after conducting a study of dialysis costs and reimbursement at the request of Congress, the Prospective Payment Assessment Commission ("ProPAC") recommended a 2.8% increase in the ESRD composite reimbursement rate. Any actions will not be known until the 1998 federal budget is finalized.

In its March 1, 1996 report, ProPAC recommended that HCFA should encourage the availability of managed care alternatives for ESRD patients. Previously, in 1993, Congress directed HCFA to include the integration of chronic and acute ESRD care management through expanded community care services. In January 1996, HCFA announced the availability of funding for ESRD Managed Care Demonstrations based on approval of grant applications and proposals. During October 1996, HCFA announced the selection of four dialysis treatment centers where government funding will be provided to conduct the ESRD Managed Care Demonstration Project.

The Company is unable to predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program. Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on the Company's revenues and net earnings. In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare, including extension of the coordination period and expanded enrollment of Medicare beneficiaries in managed care programs. See "--Potential Health Care Legislation."

MEDICAID REIMBURSEMENT

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets.

PRIVATE REIMBURSEMENT

Some ESRD patients have private insurance that covers dialysis services. As discussed above, health care providers receive reimbursement for ESRD treatments from the patient or private insurance during a "waiting period" up to three months before the patient becomes eligible for Medicare. In addition, if the private payer is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 18-month period following eligibility or entitlement to Medicare. In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient's eligibility or entitlement to Medicare benefits.

The Company believes that before Medicare primary coverage is established, private payers may reimburse dialysis expenses at rates significantly higher than the per-treatment composite rate set by Medicare. When Medicare becomes a patient's primary payer, private insurance often covers the per-treatment 20% coinsurance that Medicare does not pay.

POTENTIAL HEALTH CARE LEGISLATION

Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets or meet other political goals. Legislation and/or regulations may be enacted in the future that may significantly modify the Medicare ESRD program or substantially affect reimbursement for dialysis services. For example, recent legislative proposals have included extension of the coordination period during which Medicare payment for ESRD would be secondary to a patient's employer group health plan to a period as long as 30 months.

PREVAILING TREATMENT METHODS

Hemodialysis and peritoneal dialysis are the two prevailing methods of dialysis.

HEMODIALYSIS

HCFA estimates that as of December 31, 1995, approximately 84% (168,000) of the ESRD dialysis patients in the United States were receiving hemodialysis. Approximately 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient's blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

Home hemodialysis was common practice prior to Medicare funding, with approximately 42% of the 11,000 United States dialysis patients on home hemodialysis in 1973. Although the initial motivation for performing home treatment for many patients was to reduce the cost of hospital-based dialysis, clinicians report that many of these patients found significant advantages in quality of life when treating themselves at home. As Medicare funding became available, however, the vast majority of patients began receiving treatment in outpatient facilities, and hemodialysis machines became more complex and sophisticated as they evolved for use in clinics. The dialysis machines currently used in these centers are predominantly operated by trained personnel and require significant manual preparation and cleaning in connection with each treatment session.

PERITONEAL DIALYSIS

HCFA estimates that as of December 31, 1995, approximately 16% (32,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient's peritoneum, a large membrane rich in blood vessels that surrounds many of the body's internal organs, as a filter to eliminate toxins and excess fluids from the patient's blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient's peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis ("CAPD"), the process of exchanging dialysate into and out of the patient's peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis ("CCPD"), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms require strict aseptic technique.

LIMITATIONS OF PREVAILING TREATMENT METHODS

Hemodialysis. Patients receiving outpatient hemodialysis experience a number of chronic and acute health problems. The chronic problems include hypertension, anemia (low red blood cell count), malnutrition, fluid and electrolyte imbalance, calcium deficiency, insomnia, sexual impotency, decreased mental acuity and lower energy levels. The acute problems include headaches, nausea, hypotension and asthenia (a general lack of strength and vitality), which are associated with thrice weekly dialysis sessions. In addition, a general feeling of ill health tends to increase between dialysis treatments as a result of toxins, sodium and water building up in the patient's blood. These side effects have a significant impact on (i) clinical outcomes, with the leading cause of death among ESRD patients being cardiovascular disease, which many clinicians believe is caused in large part by oscillations in toxins, sodium and body fluid levels, (ii) total patient costs, resulting from the frequent need to hospitalize ESRD patients as well as the need to treat anemia and hypertension with medication and (iii) patient quality of life, with patients having to not only suffer through these chronic and acute health problems, but also to essentially devote three days per week to the treatment regimen.

The Company believes that these health problems are caused in part by inadequate doses of dialysis. The amount of toxins removed from the blood during dialysis is widely accepted to be determined by a formula indicating that hemodialysis is most efficient in the earlier stages of therapy. Thus, simply increasing the duration of a treatment session is not the most efficient way to improve the dose of hemodialysis. Rather, the efficiency of hemodialysis and the delivered dose can be improved with more frequent dialysis sessions of shorter duration. For example, one informal study by Dr. Umberto Buoncristiani, a member of the Company's Scientific Advisory Board, has indicated that six sessions lasting two hours are able to remove over 40% more urea than three sessions lasting four hours using common dialysis parameters. More frequent sessions also decrease the severe oscillations in toxin and hydration levels associated with the prevailing thrice weekly dialysis regimen and should result in fewer side effects.

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost to Medicare. According to HCFA, total treatment costs per dialysis patient paid by Medicare have risen from $33,400 in 1988 to $44,400 in 1991. Based on historical growth rates provided by HCFA, the cost per dialysis patient paid by Medicare in 1995 is estimated by the Company to be approximately $58,000. The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the "composite rate") has been capped since 1983, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis. Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

The Company expects that Medicare will eventually change its reimbursement with respect to ESRD patients to a managed care system in which all costs of treating ESRD patients are subject to a cap. This would encourage providers to focus on clinical outcomes in order to reduce the total cost of care. Congress has mandated a demonstration project to evaluate the benefits of an ESRD managed care approach, in which providers would be paid a capitated rate covering both in-patient and outpatient care. This project is scheduled to begin in 1997 and to run for three years.

Peritoneal Dialysis. Although peritoneal dialysis accounted for 16% (or 32,000) of the dialysis patient population in 1995 according to HCFA, approximately 21% (or 7,000) of the patients in the United States switched to outpatient in-center hemodialysis. The Company believes that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient "burnout" and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

The Company believes that most new peritoneal dialysis patients choose CCPD, in part, in an attempt to improve clinical outcomes. Although CCPD addresses some of the limitations imposed by CAPD, it continues to present a risk of infection of the peritoneum and in many cases requires some residual kidney function to achieve adequate levels of dialysis. Moreover, because CCPD must often be supplemented with peritoneal dialysis performed by the patients during the day using the CAPD method, patient "burnout" also occurs.

HOME HEMODIALYSIS AS AN ALTERNATIVE

The Company believes that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients. The Company has compiled data on 72 patients (including approximately 24 patients from an earlier study of daily hemodialysis conducted by Dr. Umberto Buoncristiani, a member of its Scientific Advisory Board) dialyzing six or seven times per week. The data obtained from these retrospective studies indicates that the patients involved, when dialyzing six or seven times per week, experienced normalization of blood pressure, decreased incidence of anemia, improved appetite and decreased mortality. In addition, according to Dr. Buoncristiani, most of the ESRD patients who performed hemodialysis on a daily basis in his study reported that daily hemodialysis gave them a more positive attitude toward treatment and a higher quality of life. Neither the Company nor the PHD system was involved in the treatments received by patients in these studies and the Company did not fund these studies. Moreover, patient selection for these studies was not randomized; the Company gathered the data on a retrospective basis from providers that it knew were treating patients with a daily hemodialysis regimen. Consequently there can be no assurance that the patient populations in these studies are representative of the general ESRD patient population. As a result, these studies should not be deemed to have established the impact of daily hemodialysis on clinical outcomes.

Despite the potential benefits of frequent hemodialysis, several barriers have prevented it from becoming a viable treatment regimen. The most significant is the economic implication of administering more frequent hemodialysis to patients from the traditional three times per week dialysis. Under the current capped Medicare reimbursement level, dialysis providers cannot afford the additional costs that would be incurred in providing more frequent treatments in outpatient facilities. Requiring more frequent visits to a dialysis treatment facility would also place additional burdens on a patient's lifestyle.

There is also a perception that vascular access complications arising from inserting the needles into the patient's blood access site may increase with daily treatment sessions. These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients. The Company believes, however, that vascular access complications should not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease. There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of "single needle" vascular access devices which reduce the number of punctures by half, (ii) the use of central venous catheters which eliminate the need to use needles at all and (iii) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher and the Chairman of the Company's Scientific Advisory Board.

The Company believes that most barriers to a more frequent hemodialysis regimen could be overcome if it were available in the patient's home, but to date no hemodialysis device has become sufficiently available to establish home hemodialysis as a feasible alternative therapy for the general dialysis patient population.

                              PRODUCT DEVELOPMENT

THE AKSYS PHD SYSTEM

The Company is in the final stages of developing the PHD system. By addressing the many drawbacks of conventional hemodialysis systems, which have prevented the widespread use of home hemodialysis, the Company believes its products and services can be instrumental in improving clinical outcomes, decreasing the total treatment costs and improving quality of life for dialysis patients. The following chart describes how the PHD system addresses the drawbacks presented when ESRD patients use conventional systems for home hemodialysis:


    DRAWBACK            CONVENTIONAL HOME SYSTEMS        AKSYS PHD SYSTEM
Complexity              Complicated equipment          Designed for ease of
                        designed for                   operation by patients
                        operation only by              at home, including
                        trained personnel.             computerized, user-
                                                       friendly interface.


Time and Effort         Difficult and time             Fully automated,
                        consuming to setup,            reducing patient
                        operate, clean and             involvement.
                        maintain.


Cost of Consumables     Requires frequent              Integrated automatic
                        replacement of blood           disinfection system
                        circuit.                       designed to enable safe
                                                       and effective reuse
                                                       of blood circuit.

Clinical Monitoring     Patient treatment              Patient monitored by,
                        compliance monitoring          and able to communicate
                        and patient ability to         with, clinic through real
                        consult with clinic            time on-line monitoring
                        not available unless           system.
                        treatment received in
                        an outpatient facility.


Storage Requirements    Large volume of                Substantially fewer and
                        consumables and                smaller items consumed
                        dialysate consumed each        with each treatment.
                        month.


Although the most common form of peritoneal dialysis, CAPD, does not require a dialysis machine, as discussed above, peritoneal dialysis has inherent limitations. The Company believes that the PHD system addresses the primary drawbacks of both forms of peritoneal dialysis by delivering a substantially greater dose of dialysis in significantly less time. Furthermore, by enabling the use of frequent home hemodialysis, the PHD system overcomes other limitations of peritoneal dialysis such as the risk of peritonitis and patient non-compliance to the prescribed regimen.

The Company believes that the PHD system offers patients simplification and control. The new technology of the PHD system integrates three systems into one: delivery of dialysis, dialyzer reprocessing, and water treatment. The PHD system is a fully-automated personal dialysis instrument designed to enable patients to perform hemodialysis in a self-care setting, such as the patient's home, on a frequent or daily basis. The PHD system is designed to reduce the patient's time and effort involved in performing each hemodialysis treatment and to be operated by the patient with minimal or no assistance. Through a touch sensitive display screen with instructions available on a graphic video display, the PHD system is designed to be less intimidating and easier to use than current hemodialysis systems. The system can be separated into three modules to facilitate transportability.

The PHD system is designed to evaluate the performance of the artificial kidney in removing toxins from the patient's blood prior to each treatment to ensure that the prescribed dose of hemodialysis is achieved during the treatment. The PHD system also automatically evaluates the water treatment filters and indicates whether a replacement is required and verifies that all critical safety systems, sensors and alarms are operating correctly.

To begin a treatment session on the PHD system, the patient would connect the blood tubing to the vascular access device and attach an integrated blood pressure cuff. A user-friendly, touch-sensitive monitor prompts the patient through the treatment and displays procedure and patient-specific information for review. The PHD system is designed to monitor during the treatment a variety of vital statistics, including the patient's blood pressure and blood flow rate, the amount of water removed from the patient, the length of the treatment session and other key parameters. The treatment can be suspended at any time by the patient. If the patient's blood pressure drops below normal levels during the treatment, the system prompts the patient to take appropriate action. Data from a hemodialysis treatment is displayed for viewing by the patient and can be communicated by modem to the dialysis provider or other healthcare personnel as the treatment occurs (so that treatment progress can be monitored) or at pre-determined intervals (as a summary of several treatments).

At the end of a treatment session, the patient reconnects the blood tubing to the system and inserts two small bottles of dialysate in the system to replace those consumed during the treatment. The PHD system then automatically flushes and disinfects all fluid pathways, performs a self-diagnostic test to determine whether the disinfection was adequate and readies itself without further patient involvement for the next treatment session.

SERVICES SUPPORTING THE PHD SYSTEM

To fully service hemodialysis patients, the Company intends to develop a service network to provide support for patients and dialysis providers in all aspects relating to the use and maintenance of the PHD system. The Company expects this service network will provide: a) delivery and installation of the PHD system (including arranging for any minor changes to plumbing and electrical circuits in the patient's home, or other self-care setting, that will be necessary for operation of the PHD system), b) technical service through a 24 hour call center and through field representatives who will maintain and repair all components of the PHD system, c) delivery of consumables used in dialysis such as the artificial kidney and arterial and venous blood tubing (which are replaced periodically), water purification components and dialysate concentrate, d) delivery of ancillary supplies such as dressings, tape, antiseptics, drugs and syringes, and e) customer service representatives who will interface with the dialysis provider to address the status of, and any necessary changes in, the patient's treatment made by the dialysis provider. The Company believes that by providing all of the products and services necessary to perform hemodialysis at home as well as in other self-care settings and nursing homes, the Company can establish and maintain loyalty with patients and dialysis providers.

The PHD system is intended to reduce total treatment costs for ESRD patients, including hospitalization costs. There is no reliable way at this time, however, to quantify the potential savings in total treatment costs. The Company expects that the PHD system will be priced at a cost comparable to that of competing dialysis treatment modalities. Thus, the Company expects there to be little or no reduction in dialysis cost (as opposed to total treatment costs) associated with the PHD system.

Although the Company believes that the PHD system provides a solution to many of the problems presented by conventional dialysis modalities, there are a number of risks that must be overcome for the PHD system to succeed, including the uncertainty of obtaining regulatory clearance or approval and of achieving market acceptance and development.

OTHER PRODUCT DEVELOPMENT

During 1997, the majority of the Company's resources will be devoted to the development of the PHD system. As the Company nears the stage of commercial production, resources will continue to be devoted to additional features, service and support of the PHD system. At that time, resources will also be directed toward using the platform technology incorporated in the PHD system to develop follow-on products.

                        BUSINESS AND MARKETING STRATEGY

The Company believes that the PHD system offers the potential for better clinical outcomes, lower total treatment costs and improved quality of life for dialysis patients. The relatively poor patient outcomes resulting from current dialysis treatment methods and the increasing total cost of treating ESRD patients have created significant demand for improved dialysis systems. Through the PHD system, the Company intends to capitalize on this demand by pursuing the following strategies.

Target Specific Market Segments. The Company intends to market its products and services directly to those providers of dialysis services most focused on patient outcomes and total cost of care. This strategy is designed to achieve access to the key patient segments which the Company believes will be especially receptive to frequent home hemodialysis using the PHD system, including: (i) dialysis patients currently receiving conventional home hemodialysis, (ii) dialysis patients who drop out of home peritoneal dialysis, (iii) ESRD patients currently enrolled in a managed care program, such as a health maintenance organization and (iv) ESRD patients who are just beginning dialysis treatment. In the United States, these segments accounted for approximately 2,000, 7,000, 6,000 and 69,000 dialysis patients, respectively, in 1995 according to industry data. Although the PHD system has been designed primarily for home use, the Company believes it will also be an attractive alternative dialysis device for self-care clinics, nursing homes and hospitals in an acute care setting.

Provide a Broad Range of Dialysis Products and Services. The Company intends to provide a broad range of products and services for hemodialysis patients and providers. In addition to the delivery, installation and maintenance of the PHD system, the Company intends to provide training, technical support and delivery of all required consumables. The Company intends to enter into contracts with its customers to provide the instrument and all consumables and services for a single monthly price.

Capture and Provide Outcome Data. The PHD system has a built-in computer capable of recording specific medical data regarding dialysis treatment and patient health and compliance. Outcome data can be furnished on-line to the healthcare provider responsible for treating the patient and will aid the provider in assessing the effectiveness of the patient's dialysis treatment prescription as well as promote the potential clinical and cost benefits of frequent home hemodialysis. Outcome data should become increasingly important if, as the Company believes, HCFA moves towards a reimbursement system that capitates total ESRD patient cost.

Implement Programs to Demonstrate Clinical Benefits and Cost-Effectiveness. The Company intends to complement its marketing by conducting clinical studies and implementing other measures designed to document the clinical and cost benefits it believes will result from frequent home hemodialysis using the PHD system. Among the programs the Company intends to sponsor is a comprehensive randomized prospective study to evaluate and document the clinical and economic implications of daily home hemodialysis. In collaboration with members of the Company's Scientific Advisory Board and other leading nephrologists, the Company intends to promote the benefits of the PHD system through publication in clinical journals and presentations at scientific conferences of the results of these studies.

Phased Domestic and International Market Launch. The Company believes that there is worldwide demand for a lower cost, more clinically effective approach to dialysis. In addition to pursuing market launch in the United States, the Company is establishing marketing and regulatory resources in Europe, Japan and elsewhere. According to international patient registries compiled by the USRDS, there were more than 107,000 dialysis patients in Europe and more than 134,000 dialysis patients in Japan, both as of December 31, 1993.

SALES AND MARKETING

The Company intends to operate with a relatively small direct sales force to market its products and services, primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups. The Company intends to distribute and provide technical support for the PHD system through third parties.

The Company intends to complement its marketing efforts by sponsoring a comprehensive prospective study to evaluate and document the clinical and economic implications of daily home hemodialysis. In collaboration with members of the Company's Scientific Advisory Board and other leading nephrologists, the Company also intends to promote the benefits of the PHD system through publication in clinical journals and presentation at scientific conferences of the results of these studies.

                          MANUFACTURING AND SUPPLIERS

The Company does not intend to initially manufacture any component of the PHD system or related consumables. With respect to the PHD system, the Company has contracted with SeaMED Corporation ("SeaMED"), a contract manufacturer of medical devices, to assemble and produce the dialysis machine. The Company has entered into an agreement with SeaMED that remains in effect for three years after delivery of the first production model of the PHD system, subject to earlier termination under specified circumstances. SeaMED has specialized in the custom manufacturing of medical instrumentation for more than 15 years and is certified to ISO requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. The Company intends to identify additional manufacturing locations in the future, whether or not owned by SeaMED, to avoid having to rely on a single location. There can be no assurances that the Company will be able to do so on terms acceptable to it. The manufacturing of the Company's products is subject to GMP and other requirements prescribed by regulatory agencies. There can be no assurance that SeaMED or any other manufacturer of the Company's products will continue to comply with applicable regulatory requirements or that SeaMED or any such manufacturer will be able to supply the Company with such products in sufficient quantity or at all.

Certain key components of the PHD system, such as the dialyzer, are available from other manufacturers. The blood circuit, however, is custom made to the Company's specifications by a single supplier. The Company has entered into a contract with Texas Medical Products, Inc. to supply this product. Similarly, the dialysate chemicals supplied to patients using the PHD system will be custom made and packaged to the Company's specifications. The Company is currently working with a leading manufacturer and packager of pharmaceutical products to provide the Company's needed dialysate chemicals. There can be no assurances, however, that any of the key components of the Company's products will be available on terms acceptable to the Company or at all.

                           RESEARCH AND DEVELOPMENT

As of December 31, 1996, the Company employed a research and development staff of 55 full time employees, most of whom are engineers and technicians. In addition, the Company used contractors on an as needed basis to assist in its development process. The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 1996, 1995 and 1994, the Company incurred total research and development expenditures of approximately $6,515,000, $4,261,000 and $1,809,000, respectively. During 1997, research and development expenditures are expected to increase above historical levels reported for the year ended December 31, 1996.

                                  COMPETITION

The Company expects to compete in the kidney dialysis market with suppliers of hemodialysis and peritoneal dialysis devices, supplies and services. The Company does not intend to compete with providers of dialysis services such as the national dialysis providers or managed care companies. Rather, it intends to market its products and services to these providers and to work with them to make home hemodialysis a viable alternative to currently available treatment methods.

The Company's primary competitors in supplying dialysis equipment, supplies and services are expected to be Baxter International, Inc., Fresenius USA, Inc. and CGH Medical, Inc. (Cobe, Gambro, Hospal). These companies and most of the Company's other competitors have substantially greater financial, scientific and technical resources, research and development capabilities, marketing and manufacturing resources and experience than the Company and greater experience in developing products, providing services and obtaining regulatory approvals. In addition, the Company is aware of at least one other company that may be developing a machine that could be used for daily home hemodialysis.

The Company's ability to successfully market its products and services could be adversely affected by pharmacological and technological advances in preventing the progression of ESRD in high-risk patients (such as those with diabetes and hypertension), technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants. There can be no assurance that competitive pressures or technological advancements will not have a material adverse effect on the Company.

The Company believes that competition in the market for kidney dialysis equipment, supplies and services is based primarily on clinical outcomes, price, product performance, cost-effectiveness, reliability and technological innovation and that such competition in the home hemodialysis market will be based on such factors as well as on products being relatively easy to use, transport and maintain. Certain kidney dialysis equipment manufacturers and service providers currently own and operate, or may in the future acquire, dialysis treatment facilities and other providers. As a result, the Company's ability to sell its products and services to such providers may be adversely affected.

                             GOVERNMENT REGULATION

FOOD AND DRUG ADMINISTRATION

The PHD system is regulated as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act"). Pursuant to the FDC Act, the FDA regulates the manufacture and distribution of medical devices in the United States. Noncompliance with applicable requirements can result, among other things, in fines, injunctions and civil penalties; recall or seizure of products; total or partial suspension of production; denial or withdrawal of premarket clearance or approval of devices; recommendations by the FDA that the Company not be allowed to enter into government contracts; and criminal prosecution. The FDA also has authority to require repair, replacement or refund of the cost of any device illegally manufactured or distributed by the Company.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to GMPs). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance and patient registries). Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

The Company submitted a 510(k) premarket notification for clearance of the PHD system on March 5, 1996. The FDA notified the Company on July 17, 1996 of the acceptance for formal review of the Company's 510(k) premarket notification submission. Subsequently, on September 18, 1996, the FDA notified the Company of additional data required to be submitted with regard to the PHD system. The FDA also notified the Company of the requirement for clinical data to be included in the 510(k) premarket notification submission. While the FDA withdrew the Company's 510(k) filing due to the request for clinical data, the FDA also notified the Company to resubmit the requested data, once available, in the form of a new 510(k) premarket notification. The Company believes that a clinical trial with a duration of 60-90 days will satisfy the FDA's requirements.

The Company is in the process of compiling the additional data requested by the FDA on the PHD system and working with the FDA to develop a mutually agreeable scope for a clinical study planned for the fourth quarter of 1997. The Company anticipates compiling the clinical study data shortly thereafter and resubmitting such data in the form of a new 510(k) premarket notification.

The 510(k) clearance process is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Significant unforeseen delays in either process could occur as a result of the FDA's failure to schedule advisory review panels, changes in established review guidelines, regulations or administrative interpretations or determinations by the FDA that clinical data collected is insufficient to support the safety and effectiveness of one or more of the devices for their intended uses or that the data warrants the continuation of clinical studies. Delays in obtaining, or failure to obtain, requisite regulatory approvals or clearances in the United States and other countries would prevent the marketing of the PHD system and other devices and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition, and results of operations.

The FDC Act requires that medical devices be manufactured in accordance with the FDA's current GMP regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with GMP requirements. If violations of the applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, there may be a material adverse effect on the continued marketing of the Company's products.

Before the FDA approves a Section 510(k) submission, the FDA is likely to inspect the utilized manufacturing facilities and processes for compliance with GMP. Even after the FDA has cleared a 510(k) submission, it will periodically inspect the manufacturing facilities and processes for compliance with GMP. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with GMP. The manufacturing facilities and processes that will be used to manufacture the Company's products have not yet been inspected by the FDA for compliance with GMP. There is no assurance that the facilities and processes utilized by the Company will comply with GMP and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

FOREIGN GOVERNMENT REGULATION

The Company plans to market the PHD system in several foreign markets. Requirements pertaining to the PHD system vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. The Company believes the extent and complexity of regulations of medical devices such as the PHD system is increasing worldwide. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. The ability to export into other countries may require compliance with ISO 9000, which is analogous to compliance with the FDA's GMP requirements. The Company has not obtained any regulatory approvals to market the PHD system outside of the United States.

In parallel with U.S. regulatory efforts, the Company plans to obtain ISO 9001 certification in 1997, and also submit final production systems for CE mark approval (the European equivalent to 510(k) clearance in the U.S.) during this same time frame. The Company is anticipating CE mark approval in 1998 for its product launch in Europe.

                             INTELLECTUAL PROPERTY

The Company owns one patent entitled "Hot Water Disinfection of Dialysis Machines", U.S. No. 5, 591, 344, issued by the U.S. Patent and Trademark Office (the "PTO") on January 7, 1997. The Company has received a notice of allowance on several additional patent applications from the PTO. The Company has filed a number of additional patent applications directed to a number of different features of the PHD system in the United States, and in several other countries that have significant hemodialysis markets. The Company has also filed a Patent Cooperation Treaty ("PCT") patent application that permits it to file patent applications in additional PCT-member countries for a limited period of time. The Company expects to file additional patent applications in the United States directed to the PHD system as new technology is developed. Additionally, the Company has obtained exclusive licenses with respect to different features of the PHD system.

Twardowski License. On April 1, 1993, the Company entered into a License Agreement (the "Twardowski License") with Dr. Zbylut Twardowski, a member of the Company's Scientific Advisory Board, granting to the Company a worldwide exclusive license which relates to the patent issued on August 9, 1994 entitled "Artificial Kidney for Frequent (Daily) Hemodialysis" which expires August 9, 2011 (the "Twardowski Patent"). The Twardowski Patent relates to an artificial kidney intended to provide frequent (daily) home hemodialysis. The Twardowski License has a duration for as long as the Twardowski Patent remains in effect. The Twardowski License provides for royalties based on the revenue received by the Company from the sale or lease of the licensed product. Beginning in 1996, the Twardowski License requires certain minimum semiannual royalty payments. If the Company fails to make any such minimum royalty payment, Twardowski has the option to convert the Twardowski License to a non-exclusive license. There can be no assurance that the Twardowski Patent will provide the Company significant exclusivity or benefit in its markets. Furthermore, competitors may develop alternative technology that achieves the same advantages as the Twardowski Patent.

Boag License. On April 1, 1993, the Company also entered into a License Agreement (the "Boag License") with Cynthia P. Walters for the use of a patent entitled "Dialyzer Reuse System" issued on September 22, 1987, which expires September 22, 2004 (the "Boag Patent"). The Boag License is exclusive subject to the rights of Servall Corp. to market its HR3000 product, a device for facilitating reuse of consumables with conventional hemodialysis machines. The Boag Patent relates to a dialysis reuse system for cleaning, sterilizing and testing a hemodialysis machine and its associated dialyzer and blood tubing set. The Boag License has a duration for as long as the Boag Patent remains in effect. The Boag License provides for royalties based on the revenue received by the Company from the sale or lease of the licensed product with a minimum semiannual royalty payment. Commencing with the third semiannual period after the first licensed product is sold, if the Company pays no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to convert the Boag License to a non-exclusive license. Also, commencing with the first semiannual period occurring five years after the first licensed product is sold, if the Company pays no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to terminate the Boag License. In the event of infringement of the patent by third parties, the Company's right to enforce the patent is subject to the licensor's superior right to bring suit on its own and to recover all damages without accounting to the Company. There can be no assurance that the Boag Patent will provide the Company significant exclusivity or benefit in its markets. Furthermore, competitors may develop alternative technology that achieves the same advantages as the Boag Patent.

Allergan License. On March 11, 1996, the Company entered into a License Agreement (the "Allergan License") with Allergan, Inc. for the use of a U.S. patent entitled "Pressure Transducer Magnetically-Coupled Interface Complementing Minimal Diaphragm Movement During Operation" issued on February 28, 1995, and its foreign counterparts (the "Allergan Patent"). The Company has exclusive worldwide rights to the patented technology, limited to the field of use of kidney dialysis machines and methods. The Allergan License has a duration for as long as the Allergan Patent remains in effect and provides for royalty payments to Allergan based on manufacturing of the PHD system, which incorporates the patented technology. Royalty payments are to be made quarterly, with minimum annual royalty payments beginning in 1998. If the Company fails to pay the full minimum annual royalties, the License Agreement will terminate. If the Company pays at least half of the minimum annual royalties but does not pay such royalties in full, the License Agreement shall be converted to a non-exclusive license. There can be no assurance that the Allergan Patent will provide the Company significant exclusivity or benefits in its markets. Furthermore, competitors may develop alternative technology that achieves the same advantages as the Allergan Patent.

There can be no assurance that any of the Company's pending patent applications will be approved by the patent offices in the various countries in which they were filed. In addition, there can be no assurance that the Company will develop additional proprietary products or processes that are patentable or that any patents that may issue to or be licensed by the Company will provide the Company with competitive advantages. There can be no assurance that the Company's patent applications or patents that may issue to or be licensed by the Company will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technologies. Furthermore, there can be no assurance that others will not or have not independently developed similar products, duplicated and designed any of the Company's products or design around the patents that may issue to or be licensed by the Company. Any of the foregoing results could have a material adverse effect on the Company.

The commercial success of the Company will depend, in part, on its ability to avoid infringing patents issued to others. The field of dialysis includes a significant number of patents that have issued to third parties. The Company may receive from third parties, including potential or actual competitors, notices claiming that it is infringing third party patents or other proprietary rights. If the Company were determined to be infringing any third-party patent, the Company could be required to pay substantial damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with the licensed patents or patent applications of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company's business, operating results and financial condition.

In addition to patent licenses and applications for patents, the Company possesses trade secrets, copyrights, proprietary know-how and unpatented technological advances. The Company seeks to protect these assets, in part, by confidentiality agreements with its business partners, consultants and vendors and non-competition agreements with its officers and employees. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently developed by others.

                                   EMPLOYEES

As of December 31, 1996, the Company had 65 full-time employees, 55 of whom were employed in research and development capacities. The Company considers its employee relations to be good.

                           PRODUCT LIABILITY EXPOSURE

The Company's business exposes it to potential product liability risks which are inherent in the production, marketing and sale of dialysis products. There can be no assurance that the Company will be able to avoid significant product liability exposure. The Company currently does not maintain product liability insurance, but expects to acquire product liability insurance upon commercialization of the PHD system. There can be no assurance that it will be able to obtain such insurance on acceptable terms or at all or that any insurance policy if obtained will provide adequate protection against potential claims. Furthermore, the Company's agreements with contract manufacturers require the Company to obtain product liability insurance, and the failure to obtain such insurance could materially and adversely affect the Company's ability to produce the PHD system. A successful claim brought against the Company in excess of any insurance coverage maintained by the Company could have a material adverse effect upon the Company. In addition, the Company has agreed to indemnify certain of its contract manufacturers against certain liabilities resulting from the sale of the PHD system.

                        FOREIGN AND DOMESTIC OPERATIONS

During 1996, the Company established Aksys Japan, K.K. ("AJKK"), a wholly-owned Japanese subsidiary. AJKK had no employees as of December 31, 1996. The Company has engaged the services of a business consultant to act on behalf of AJKK in pursuing business partnership arrangements. The Company expects to finalize a partnership arrangement during 1997. The balance of the Company's operations are conducted at the headquarters located in Lincolnshire, Illinois.

The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as the Company progresses through the stages of clinical studies, regulatory approval and market launch. All efforts and decisions are directed from the Company's headquarters in Lincolnshire, Illinois.

ITEM 2.  PROPERTIES.

The Company leases approximately 41,500 square feet of office space in Lincolnshire, Illinois to conduct its research, development and administrative functions. All manufacturing will be contracted out to third party subcontractors. The Company believes that its current facilities will be adequate to accommodate all future expansion through at least 1999.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Company is involved in litigation, none of which in the opinion of the Company's management is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

There were no matters submitted for a vote of the Company's stockholders during the fourth quarter ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive Officers of the Company are elected by and serve at the discretion of the Board of Directors.

Lawrence H.N. Kinet was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company in December 1994, and served as a director of the Company since April 1993. From July 1991 through December 1994, he served as Chairman of the Board of Directors and Chief Executive Officer of Oculon Corporation, a pharmaceutical development company engaged in the field of anti-cataract drugs. He was a Managing Partner of the Kensington Group, a provider of management services to health care companies, from 1989 to 1992. From 1985 through 1988, he was President of Baxter World Trade Corporation, the international division of Baxter International, Inc. and corporate group Vice president of Baxter International, Inc. Mr. Kinet is a director of NeoRx Corporation.

Rodney S. Kenley founded the Company in January 1991 and has served as a director since such date. Mr. Kenley has served as President and Chief Operating Officer of the Company since October 1994 and served as President and Chief Executive Officer of the Company from January 1991 to October 1994. Mr. Kenley worked for over 12 years at Baxter International, Inc., where he was involved principally in the development and product management of dialysis therapies and products. Prior to founding the Company Mr. Kenley served from January 1990 until January 1991 as Vice President of Electronic Drug Infusion at Baxter International, Inc.

Dennis N. Cavender joined the Company in May 1996 as Vice President and Chief Financial Officer. He was appointed Corporate Secretary in July 1996. From April 1994 to May 1996 he served as Vice President and Chief Financial Officer of Promega Corporation, a privately held bio-technology firm and manufacturer of life science reagents. Prior to Promega, Mr. Cavender held various senior financial, strategic planning and operational positions with Amdahl Corporation, a manufacturer of mainframe computer systems (from 1981 to 1994), and Syntex Corporation, a pharmaceutical company (from 1972 to 1981).

Jeffrey Barrett joined the Company in September 1996 as Vice President, Manufacturing. From 1989 to 1996, he worked in various manufacturing and operations roles, most recently as Vice President of Operations at Haemonetics Corporation, a publicly traded medical device manufacturer. Prior to Haemonetics, Mr. Barrett worked in various senior manufacturing and operations engineering roles at Calcomp, Inc., a leading manufacturer of display products.

Thomas F. Scully joined the Company in January 1996 as Vice President, Operations. From 1971 to 1995, Mr. Scully worked at Baxter International, Inc. in various operational roles, most recently as Vice President, Sales and Operations of the Renal Division. In that role, Mr. Scully was involved principally in the design, development and management of the Renal Division's home care operations network.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol AKSY. The following table lists the quarterly high and low prices of the Common Stock for the period from May 17, 1996 (the date of the initial public offering) through December 31, 1996.

 FISCAL    FISCAL
  YEAR    QUARTER   HIGH      LOW
 ------   -------  -------  ------
 1996       2nd     23 1/2   10 3/4
            3rd     17 3/4    8 3/4
            4th     12 3/8    6 7/8

There were 228 stockholders of record of the Company's Common Stock as of January 31, 1997. The Company has not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

The financial data for the Company should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                                                    CUMULATIVE FROM
                                                                                                                      JANUARY 18,
                                                                                                                         1991
                                                              YEAR ENDED DECEMBER 31,                                 (INCEPTION)
                                    -----------------------------------------------------------------------------      THROUGH
                                                                                                                     DECEMBER 31,
                                     1992            1993             1994              1995             1996            1996
                                    ---------      ----------      -----------       -----------     ------------   --------------

CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Operating costs and expenses:
 Research and development           $      --      $  598,748      $ 1,808,638       $ 4,261,230     $  6,515,485     $ 13,184,101
 Business development                      --              --               --           359,530          547,767          907,297
 General and administrative            36,124         213,923          266,418           876,613        2,559,441        4,032,463
                                    ---------      ----------      -----------       -----------     ------------   --------------
Operating loss                        (36,124)       (812,671)      (2,075,056)       (5,497,373)      (9,622,693)     (18,123,861)
Other income, net                      17,948          31,582           40,174           152,710        1,803,656        2,097,295
                                    ---------      ----------      -----------       -----------     ------------   --------------
Net loss                            $ (18,176)     $ (781,089)     $(2,034,882)      $(5,344,663)    $ (7,819,037)    $(16,026,566)
                                    =========      ==========      ===========       ===========     ============   ==============
Net loss per share(1)                                                                $     (0.52)    $     $(0.63)
                                                                                     ===========     ============
Weighted average shares
 outstanding(1)                                                                       10,322,837       12,441,718
                                                                                     ===========     ============

                                                                     December 31,
                                    -----------------------------------------------------------------------------

                                       1992           1993            1994              1995             1996
                                    ---------      ----------      -----------       -----------     ------------


CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and          $   2,943      $  648,193      $ 1,007,015       $ 3,957,105     $ 45,649,934
 short-term investments
Working capital                         2,216         539,127          723,512         3,565,263       45,041,960
Total assets                           26,505         845,679        1,476,892         4,693,450       50,147,510
Long-term liabilities(2)                   --          22,861           84,436            35,761           19,630
Redeemable preferred stock                 --       1,500,000        3,900,000        12,406,761               --
Deficit accumulated during            (46,895)       (827,984)      (2,862,866)       (8,210,562)     (16,029,599)
 development stage
Total stockholders' equity             25,778        (807,928)      (2,845,166)       (8,201,948)      48,684,094
 (deficit)

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) Consists primarily of installment notes payable and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from ESRD. The Company has developed the PHD system, which is designed to enable patients to perform hemodialysis at alternate sites, such as the patient's home or a self-care clinic, on a more frequent basis. The Company has never generated sales revenue and has incurred losses since its inception. At December 31, 1996, the Company had a deficit accumulated during the development stage of $16.0 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD system in the United States or it is able to market the PHD system in countries other than the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through December 31, 1996, the Company had received net offering proceeds from public and private sales of equity securities of approximately $64.6 million. Since its inception in 1991 through December 31, 1996, the Company made $3.1 million of capital expenditures and used $15.0 million in cash to support its operations. At December 31, 1996, the Company had cash, cash equivalents and short-term investments of $45.6 million, working capital of $45.0 million and long-term investments of $780,000.

The Company estimates that during 1997 it will spend approximately $16.2 million for operations, manufacturing scale-up and commercialization of the PHD system. The Company expects that substantially all of this amount will be used to (i) purchase molds, tooling and other assets to be used by independent contractors to produce the PHD system and pay for other preproduction costs of such contractors payable by the Company, (ii) fund product testing and validation including the purchase of preproduction PHD systems from such independent contractors, (iii) conduct clinical studies using the PHD system, (iv) establish and train a sales and marketing staff and (v) establish and train a customer service and technical support staff. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD system and the protection of patent and other proprietary rights. The Company believes that cash and investments as of December 31, 1996 are sufficient to finance the Company's operations, except for working capital needs related to production of machines, through December 31, 1998.

Generally, the Company intends to enter into contracts with its customers to provide all products and services relating to the PHD system for a single monthly price, which price would include a lease payment for the PHD system. Production of the PHD system in quantities necessary for commercialization and the supply of the PHD systems on a contracted lease basis will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD system increases and the Company leases additional units. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance the production of the PHD system even if the Company is successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment financing with a commercial lender, although the Company has not yet obtained a commitment for such equipment financing. If the Company is unable to obtain such equipment financing, it will need to seek other sources of capital (i.e., through the sale of additional equity securities) to achieve its business objectives. There can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

The Company's funding needs will depend on many factors, including the timing and costs associated with obtaining FDA clearance or approval, continued progress in research and development, clinical studies, manufacturing scale-up, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that the Company's plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated. In addition, in the future the Company will require substantial additional financing to fund full-scale production and marketing of the PHD system and related services. The Company has no current arrangements with respect to sources of additional financing. There can be no assurance that FDA clearance or approval will be obtained in a timely manner or at all or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

The Company has not generated taxable income to date. At December 31, 1996, the net operating losses available to offset future taxable income were approximately $15.9 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

NOTE ON FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-K and in the future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) whether and when the Company will obtain clearance from the FDA of a 510(k) premarket notification, and equivalent regulatory clearances for Europe and Japan, and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances; (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor, SeaMED Corporation, and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (iv) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD system, the Company's primary product in development, (v) the need to further establish the clinical benefits of daily hemodialysis, (vi) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources,
(vii) the potential adverse impact of possible changes to Medicare reimbursement policies and rates and (viii) the Company's dependence on key personnel (particularly Messrs. Kinet and Kenley) and on patents and proprietary information. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Research and development expenses were $6.5 million for the year ended December 31, 1996 compared to $4.3 million for the year ended December 31, 1995, an increase of $2.2 million. The increase was primarily due to hiring additional research and development personnel, making prototypes of the PHD system and pre-production tooling and otherwise preparing for manufacturing scale-up.

Business development expenses increased $0.2 million from $0.4 million in 1995 to $0.6 million in 1996. The increase is due to business development expenses in Japan and Europe.

General and administrative expenses were $2.6 million for the year ended December 31, 1996 compared to $0.9 million for the year ended December 31, 1995, an increase of $1.7 million. The increase was primarily due to hiring additional management personnel, consolidating facilities into one location and developing necessary infrastructure to support the future growth of the Company.

Net interest income was $1.8 million for the year ended December 31, 1996 compared to $153,000 for the year ended December 31, 1995, an increase of $1.6 million. The increase in net interest income was due to interest earned on the investment of the net proceeds from the Company's initial public offering in May 1996.

As a result of the foregoing, the Company's net loss was $7.8 million for the year ended December 31, 1996, an increase of $2.5 million from the $5.3 million net loss for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Research and development expenses were $4.3 million for the year ended December 31, 1995 compared to $1.8 million for the year ended December 31, 1994, an increase of $2.5 million. The increase was primarily due to hiring additional research and development personnel, making prototypes of the PHD system and otherwise preparing for manufacturing scale-up.

Business development expenses were $360,000 for the year ended December 31, 1995 as the Company commenced market research and business development consulting fees for Europe and Japan.

General and administrative expenses were $877,000 for the year ended December 31, 1995 compared to $266,000 for the year ended December 31, 1994, an increase of $611,000. The increase was primarily due to hiring additional management personnel and consultants to support the Company's continued development of the PHD system and the filing of patent applications.

Net interest income was $153,000 for the year ended December 31, 1995 compared to $40,000 for the year ended December 31, 1994, an increase of $113,000. The increase in net interest income was primarily due to the investment in short-term securities of funds generated from the sale of Series C Redeemable Preferred Stock in March 1995 and Series D Redeemable Preferred Stock in September 1995.

As a result of the foregoing, the Company's net loss was $5.3 million for the year ended December 31, 1995, an increase of $3.3 million from the $2.0 million net loss for the year ended December 31, 1994. Research and development expenses were approximately 80% and 89% of net losses for the years ended December 31, 1995 and 1994, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data are listed under
Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part 1 of this Form 10-K as permitted by Instruction 3 to Item 401 (b) of Regulation S-K. Information required by
Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Compliance with Section 16 (a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Certain Relationships and Related Transactions," which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements

     1. The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' report are filed as part of this report (see page 22).

     2.  Financial Statement Schedules.

         None

     3.  Exhibits.

         The exhibits contained in the Index to Exhibits are filed as part of this report (see page 37).

(b)  Reports on Form 8-K

     On November 8, 1996, the Company filed a Form 8-K disclosing adoption of a stockholder rights plan. There were no financial statements filed in conjunction with such 8-K.

                                  AKSYS, LTD.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    Page No.
                                                    --------

Independent Auditors' Report........................  23

Consolidated Balance Sheets.........................  24

Consolidated Statements of Operations...............  25

Consolidated Statements of Stockholders' Equity.....  26

Consolidated Statements of Cash Flows...............  27

Notes to Consolidated Financial Statements.......... 28-35

                         Independent Auditors' Report



The Board of Directors and Stockholders
Aksys, Ltd.:


We have audited the accompanying consolidated balance sheets of Aksys, Ltd. and Subsidiary (a development stage enterprise) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from January 18, 1991 (inception) through December 31, 1996. These consolidated financial statements are the responsibility of Aksys, Ltd.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aksys, Ltd. and Subsidiary (a development stage enterprise) as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from January 18, 1991 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.


                                                    KPMG Peat Marwick LLP



Chicago, Illinois
January 24, 1997


AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets
December 31, 1996 and 1995

-----------------------------------------------------------------------------
                            ASSETS                  1996             1995
-----------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                      $ 10,900,059         570,621
 Short-term investments                           34,749,875       3,386,484
 Interest receivable                                 698,124           8,502
 Prepaid expenses                                     81,075           6,213
 Other current assets                                 56,613          46,319
-----------------------------------------------------------------------------
Total current assets                              46,485,746       4,018,139

Long-term investments                                780,000             --
Property and equipment, net                        2,737,620         603,382
Other assets                                         144,144          71,929
-----------------------------------------------------------------------------
                                                $ 50,147,510       4,693,450
-----------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                  1,141,829         316,400
 Accrued liabilities                                 269,918          89,745
 Current maturities of note payable                      --           15,206
 Current maturities of lease obligation               32,039          31,525
-----------------------------------------------------------------------------
Total current liabilities                          1,443,786         452,876


Note payable, less current maturities                     -              909
Lease obligation, less current maturities                 -           34,852
Other long-term liabilities                           19,630              -
-----------------------------------------------------------------------------
Total liabilities                                  1,463,416         488,637
-----------------------------------------------------------------------------

Redeemable preferred stock                                -       12,406,761
-----------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    1,000,000 shares authorized, 0 shares
    issued and outstanding in 1996 and 1995               -               -
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 13,708,555
    and 861,457 shares issued and outstanding
    in 1996 and 1995, respectively                   137,086           8,614
  Additional paid-in capital                      64,573,686              -
  Foreign currency translation adjustment              2,921              -
  Deficit accumulated during development stage   (16,029,599)     (8,210,562)
-----------------------------------------------------------------------------
Total stockholders' equity (deficit)              48,684,094      (8,201,948)

Commitments
-----------------------------------------------------------------------------
                                                $ 50,147,510       4,693,450
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

Years ended December 31, 1996, 1995 and 1994 and for the period from January 18, 1991 (inception) through December 31, 1996

---------------------------------------------------------------------------------------------------------
                                                                                      Cumulative from
                                                                                      January 18, 1991
                                                                                         (inception)
                                                                                           through
                                                  1996         1995         1994      December 31, 1996
---------------------------------------------------------------------------------------------------------
Research and development expenses            $   6,515,485    4,261,230    1,808,638        13,184,101
Business development expenses                      547,767      359,530           -            907,297
General and administrative expenses              2,559,441      876,613      266,418         4,032,463
--------------------------------------------------------------------------------------------------------

Operating loss                                  (9,622,693)  (5,497,373)  (2,075,056)      (18,123,861)
--------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                1,811,585      163,613       44,933         2,053,002
  Interest expense                                  (7,929)     (10,903)      (4,759)          (23,591)
  Other income                                           -            -            -            67,884
--------------------------------------------------------------------------------------------------------
                                                 1,803,656      152,710       40,174         2,097,295
--------------------------------------------------------------------------------------------------------

Net loss                                     $  (7,819,037)  (5,344,663)  (2,034,882)      (16,026,566)
--------------------------------------------------------------------------------------------------------

Net loss per share (pro forma in 1995)       $       (0.63)       (0.52)
                                             ===========================

Weighted average shares outstanding             12,441,718   10,322,837
                                             ===========================


See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1996, 1995 and 1994 and for the period from January 18, 1991 (inception) through December 31, 1996

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                  Foreign       accumulated
                                            Common stock          Additional      currency        during          Total
                                          -----------------        paid-in       translation    development     stockholders'
                                          Shares     Amount        capital       adjustment       stage           equity
------------------------------------------------------------------------------------------------------------------------------------
Issuance of S-Corporation common
  stock on January 18, 1991              3,060      $ 34,090            -               -               -              34,090
Net loss                                     -             -            -               -         (28,719)            (28,719)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991             3,060        34,090            -               -         (28,719)              5,371
------------------------------------------------------------------------------------------------------------------------------------
Issuance of S-Corporation common
  stock                                    938        38,583            -               -               -              38,583
Net loss                                     -             -            -               -         (18,176)            (18,176)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992             3,998        72,673            -               -         (46,895)             25,778
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock on April 2,
  1993 in exchange for net assets in
  connection with merger               854,335       (64,090)      64,090               -               -                   -
Offering costs related to issuance
  of redeemable preferred stock              -             -      (52,617)              -               -             (52,617)
Net loss                                     -             -            -               -        (781,089)           (781,089)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993           858,333         8,583       11,473               -        (827,984)           (807,928)
------------------------------------------------------------------------------------------------------------------------------------
Offering costs related to issuance
  of redeemable preferred stock              -             -       (5,596)              -               -              (5,596)
Compensation related to stock
  option plan                                -             -        3,240               -               -               3,240
Net loss                                     -             -            -               -      (2,034,882)         (2,034,882)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994           858,333         8,583        9,117               -      (2,862,866)         (2,845,166)
------------------------------------------------------------------------------------------------------------------------------------
Offering costs related to issuance
  of redeemable preferred stock             -             -        (9,419)              -          (3,033)            (12,452)
Exercise of stock options               3,124            31           302               -               -                 333
Net loss                                    -             -             -               -      (5,344,663)         (5,344,663)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          861,457         8,614             -               -      (8,210,562)         (8,201,948)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock, net       3,565,000        35,650    52,189,375               -               -          52,225,025
Conversion of redeemable preferred
  stock                             9,248,119        92,482    12,314,279               -               -          12,406,761
Exercise of stock options              27,693           277         4,092               -               -               4,369
Issuance of common stock for
  services received                     6,286            63        65,940               -               -              66,003
Foreign currency translation
  adjustment                                -             -             -           2,921               -               2,921
Net loss                                    -             -             -               -      (7,819,037)         (7,819,037)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996       13,708,555      $137,086    64,573,686           2,921     (16,029,599)         48,684,094
====================================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
Years ended December 31, 1996, 1995 and 1994 and for the period from January 18, 1991 (inception) through December 31, 1996

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Cumulative from
                                                                                                                   January 18, 1991
                                                                                                                 (inception) through
                                                                    1996            1995             1994         December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                       $ (7,819,037)     (5,344,663)     (2,034,882)          (16,026,566)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                   347,323         149,776          75,042               582,365
      Compensation expense related to stock options                         -               -           3,240                 3,240
      Issuance of stock in exchange for services
        rendered                                                       66,003               -               -                66,003
      Changes in assets and liabilities:
        Interest receivable                                          (689,622)         (6,685)          1,760              (698,124)
        Prepaid expenses                                              (74,862)          4,747          (2,178)              (81,075)
        Other current assets                                          (10,294)         (4,977)        (32,021)              (56,613)
        Accounts payable                                              825,429          80,750         228,720             1,141,829
        Accrued and other liabilities                                 202,724          36,798         (59,438)              292,469
        Other                                                        (107,487)        (58,282)         (8,020)             (188,620)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                              (7,259,823)     (5,142,536)     (1,827,777)          (14,965,092)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of investments                                        (47,849,574)     (8,810,484)     (3,097,360)          (59,913,588)
  Proceeds from sale of investments                                15,692,509       5,821,360       2,856,170            24,370,039
  Purchases of property and equipment                              (2,432,615)       (351,047)       (203,453)           (3,138,719)
  Organizational costs incurred                                             -               -               -               (19,595)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (34,589,680)     (3,340,171)       (444,643)          (38,701,863)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                      52,229,394             333               -            52,302,400
  Proceeds from issuance of preferred stock                                 -       8,494,309       2,394,404            12,336,096
  Proceeds from issuance of note payable                                    -               -           7,500                41,792
  Repayment of notes payable                                          (16,115)        (13,825)        (11,852)              (41,792)
  Repayment of lease obligation                                       (34,338)        (37,144)              -               (71,482)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          52,178,941       8,443,673       2,390,052            64,567,014
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               10,329,438         (39,034)        117,632            10,900,059
Cash and cash equivalents at beginning of period                      570,621         609,655         492,023                     -
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $10,900,059         570,621         609,655            10,900,059
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Capital lease obligation incurred to
     acquire equipment                                                      -              -          103,521               103,521
  Conversion of redeemable preferred stock                        $12,406,761              -                -            12,406,761
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

AKSYS, LTD. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Business
     Aksys, Ltd. (the Company) was originally incorporated in Illinois on January 18, 1991. In March 1993, the Company merged into a Delaware corporation. The Company is considered a development stage enterprise since it is devoting substantially all of its efforts to research and development and preparation for regulatory approval and commercial manufacturing. No product sales have occurred. A development stage enterprise is required to employ the same accounting principles as operating companies.

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements of the Company follows:

     (a)  CASH EQUIVALENTS AND INVESTMENTS

          Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months when purchased. In addition to cash equivalents, the Company has investments in debt securities that are classified as short-term (mature in more than 91 days but no more than one year) or long-term (maturities beyond one year but no more than 18 months). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold such until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of discounts or premiums without recognition of gains or losses that are deemed to be temporary. Discounts and premiums are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. At December 31, 1996, long-term investments consist of certificates of deposit to secure a letter of credit for the required security deposit on the Company's leased facilities. Fair value approximates carrying value for all investments.

     (b)  PRINCIPLES OF CONSOLIDATION

          On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

     (c)  PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the life of the lease. Expenditures for repairs and maintenance are charged to operations as incurred.

     (d)  RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are charged to expense when incurred.

AKSYS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     (e)  INCOME TAXES

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  COMPUTATION OF PRO FORMA NET LOSS PER SHARE

          Net loss per share is based on the weighted average number of shares outstanding with common equivalent shares from stock options excluded from the computation because their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the initial public offering of the Company's common stock (using the treasury stock method and proposed public offering price) have been included in the calculation of common shares as if they were outstanding for all periods presented. The net loss per share for the year ended December 31, 1995 has been presented on a pro forma basis in lieu of historical net loss per share as such historical information is not meaningful due to the mandatory conversion of redeemable preferred stock in connection with the public offering.

     (g)  RECLASSIFICATIONS

          Certain prior year expenses have been reclassified to conform to the 1996 presentation.

(2)  SHORT-TERM INVESTMENTS

     Investments consisted of the following at December 31:
--------------------------------------------------------------------------------


                                        1996                   1995
                               -----------------------  ---------------------
                                Amortized     Market    Amortized   Market
                                  Cost        Value       Cost       Value
                               -----------  ----------  ---------  ---------
U.S. Government and Federal
 Agency Bonds                  $24,440,427  24,690,548  2,786,484  2,788,261
Commercial Paper                 5,285,810   5,460,920    600,000    600,000
Corporate Bonds                  3,992,171   4,001,570         --         --
International Bonds              1,031,467   1,034,350         --         --
--------------------------------------------------------------------------------
                               $34,749,875  35,187,388  3,386,484  3,388,261
================================================================================

AKSYS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)  PROPERTY AND EQUIPMENT

     Property and equipment are summarized at December 31:

-------------------------------------------------------------------------------------
                                                  Estimated
                                                  Useful Life      1996      1995
-------------------------------------------------------------------------------------
     Furniture and fixtures                           7 years   $  910,615   197,600
     Leasehold improvements                          10 years    1,133,204    19,386
     Equipment                                      3-7 years    1,169,686   592,639
-------------------------------------------------------------------------------------

                                                                 3,213,505   809,625
     Less accumulated depreciation and amortization               (475,885) (206,243)
-------------------------------------------------------------------------------------
                                                                $2,737,620   603,382
-------------------------------------------------------------------------------------

(4)  NOTES PAYABLE

     Notes payable at December 31 include the following:


-------------------------------------------------------------------------------------
                                                                   1996      1995
-------------------------------------------------------------------------------------

     Installment notes payable to American National Bank of
     Libertyville and secured by certain short-term investments:
       Interest accrues at prime (8.5% at December 31, 1995)
         plus 1.5%, and is payable in monthly
         installments beginning January 31, 1994 until
         December 31, 1996                                      $    --       12,383

       Interest accrues at 8% and is payable in monthly
         installments beginning May 1994 until April 1997            --        3,732
-------------------------------------------------------------------------------------
                                                                              16,115
     Less current portion                                            --      (15,206)
-------------------------------------------------------------------------------------
                                                                $    --          909
-------------------------------------------------------------------------------------

Interest paid for the year ended December 31, 1996, 1995 and 1994 was $706, $2,684 and
$12,906, respectively.


AKSYS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5)  Redeemable Preferred Stock

     Redeemable preferred stock consisted of the following:
================================================================================
                                                 Shares        Amount
--------------------------------------------------------------------------------
     Balance at December 31, 1993              1,500,000   $  1,500,000

     Issuance of Series B redeemable
      preferred stock, par value
      $.01 per share                           1,600,000      2,400,000
--------------------------------------------------------------------------------
     Balance at December 31, 1994              3,100,000      3,900,000

     Issuance of Series C redeemable
      preferred stock, par value
      $.01 per share                           1,777,778      4,000,000

     Issuance of Series D redeemable
      preferred stock, par value
      $.01 per share                           1,287,646      4,506,761
--------------------------------------------------------------------------------
     Balance at December 31, 1995              6,165,424     12,406,761

     Conversion of redeemable preferred
      stock into common stock                 (6,165,424)   (12,406,761)
--------------------------------------------------------------------------------
     Balance at December 31, 1996                     --   $         --

================================================================================

     During May 1996, all outstanding preferred stock was converted share-for-share into common stock, after giving effect to the April 23, 1996 3-for-2 stock split, resulting in the issuance of 9,248,119 shares of common stock.

(6)  Stockholders' Equity (Deficit)

     On April 23, 1996, the Company effected a 3-for-2 stock split of its common stock. All references in the consolidated financial statements to share and per share data have been adjusted to reflect this split. Additionally, on April 23, 1996, the Company filed a Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock to 50,000,000 shares and authorizing 1,000,000 shares of preferred stock, par value $.01 per share, for future issuance. Upon adoption of the stockholder rights plan during October 1996, the Company designated 50,000 shares as Junior Participating Preferred Stock, Series A (the "Series A Shares"). No Series A Shares will be issued until the occurrence of a triggering event, as defined in the stockholder rights plan.

     On May 16, 1996, the Company completed an initial public offering of its common stock in which 3,565,000 shares were sold by the Company resulting in net proceeds of approximately $52.2 million. Upon the closing of the offering, 6,165,424 shares of redeemable preferred stock (representing all issued and outstanding shares of preferred stock) were automatically converted into 9,248,119 shares of common stock. All shares of redeemable preferred stock were canceled upon the conversion to common stock.

AKSYS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)  Stock Options

     In 1993, the Company established a nonqualified stock option plan (the "1993 Stock Option Plan") which provides for the granting of options to purchase shares of the Company's common stock to the employees, scientific advisory board members, other associates, and board of directors. Also, during March 1996, the Company established the 1996 Stock Awards Plan (together with the 1993 Stock Option Plan, the "Stock Plans") to provide incentive awards to directors, employees and other key individuals in the form of stock options, SARs, restricted stock and performance grants. The Stock Plans provide that the option exercise price per share of common stock is fixed at not less than 100% of the fair market value of a share of common stock on the date of grant. Options vest over various periods as defined in the agreements and expire as determined by the Board on an individual basis, but not to exceed 10 years. At the time the 1996 Stock Awards Plan was established, the 1993 Stock Option Plan was terminated, except with respect to options then outstanding. At December 31, 1996, 2,326,771 shares of common stock are reserved for issuance under the Stock Plans, including 611,214 shares available for future grants under the 1996 Stock Awards Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $3.08 and $0.06 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 expected dividend yield 0%, expected volatility of 15%, risk-free interest rate of 6.0%, and an expected life of 5 years; 1995 expected dividend yield 0%, expected volatility of 15%, risk-free interest rate of 6.25%, and an expected life of 5 years.

     The Company applies APB Opinion No. 25 in accounting for its Stock Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

================================================================================

                                            1996             1995
--------------------------------------------------------------------------------
     Net loss as reported                $7,819,037        5,344,663
     Pro forma net loss                   8,052,159        5,349,746

     Loss per share as reported              0.63             0.52
     Pro forma loss per share                0.65             0.52

================================================================================

     Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

AKSYS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Stock option activity during the periods indicated is as follows:

                                           Number of     Weighted-average
                                            shares        exercise price
--------------------------------------------------------------------------------
      Balance at December 31, 1993           422,250         $ 0.1067
         Granted                             793,175           0.1638
         Canceled                            (16,500)          0.1067
--------------------------------------------------------------------------------
      Balance at December 31, 1994         1,198,925           0.1445
         Granted                             315,450           0.2203
         Exercised                            (3,125)          0.1067
         Canceled                            (64,000)          0.1067
--------------------------------------------------------------------------------
      Balance at December 31, 1995         1,447,250           0.1627
         Granted                             296,000          10.7855
         Exercised                           (27,693)          0.1578
--------------------------------------------------------------------------------
      Balance at December 31, 1996         1,715,557         $ 1.9957
================================================================================

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.1067 - $16.00 and
     5.6 years, respectively.

     At December 31, 1996 and 1995, the number of options exercisable was 1,032,745 and 513,069, respectively, and the weighted-average exercise price of those options was $0.4398 and $0.1285, respectively.

(8)  Stockholder Rights Plan

     On October 28, 1996 the Company adopted a stockholder rights plan and declared a dividend to be made to stockholders of record on November 8, 1996 of one preferred share purchase right on each outstanding share of the Company's common stock. The stockholder rights plan was adopted to preserve for the stockholders of the Company the long-term value of the Company in the event of a takeover or the purchase of a significant block of the Company's common stock and to protect the Company and its stockholders against coercive takeover tactics. Prior to the time the rights become exercisable, the rights will be evidenced by the certificates representing shares of common stock of the Company and will be transferable only in connection with the transfer of shares of common stock. If a person acquires 15% of the Company's common stock (the rights will then be exercisable), each right will entitle the holder thereof to purchase for an exercise price of $85.00 (subject to adjustment), shares of the Company's common stock having a market value of twice such exercise price, valued as of the date of occurrence of such triggering event, subject to the right of the Company to exchange the rights for common stock of the Company on a one-for-one basis. The Company will be entitled to redeem the rights at $0.01 per right at any time before public disclosure that a 15% position has been acquired. The rights will expire on October 28, 2006, unless previously redeemed or exercised.

(9)  Income Taxes

     No Federal or state income taxes have been provided for in the accompanying financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 1996, the Company has a net operating loss and research and development credit carryforwards for Federal income tax purposes of approximately $15,874,000 and $359,000, respectively. These carryforwards expire between 2008 and 2011. Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

AKSYS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net deferred tax assets are summarized at December 31 as follows:

--------------------------------------------------------------------------------
                                                         1996         1995
--------------------------------------------------------------------------------
     Deferred tax assets:
       Net operating loss carryforward                $ 6,556,000    3,161,000
       Research and development credit carryforwards      359,000      276,000
       Other                                               12,000       27,000
--------------------------------------------------------------------------------
                                                        6,927,000    3,464,000
     Deferred tax liability depreciation                   87,000       35,000
--------------------------------------------------------------------------------
                                                        6,840,000    3,429,000
     Less valuation allowance                          (6,840,000)  (3,429,000)
--------------------------------------------------------------------------------
     Net deferred taxes                               $        --           --
================================================================================

(10) Employee Savings and Retirement Plan

     In 1995 the Company instituted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all full time employees. The 401(k) Plan provides a match of up to 10% of the employees contribution. Total expense for the years ended December 31, 1996 and 1995 was $12,372 and $3,151, respectively.

(11) Employee Stock Purchase Plan

     On March 4, 1996, the Company established the Employee Stock Purchase Plan (the "Stock Purchase Plan") covering all employees. The Stock Purchase Plan allows employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions. Market price is calculated as the lower of the average bid and ask price on the first day of the plan year and the last day of the plan year. A total of 200,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. Total shares to be issued in January 1997 based on 1996 payroll withholding was 3,650.

(12) Commitments

     Leases
     During September 1996, the Company entered into a new lease agreement, accounted for as an operating lease, for its offices and laboratory research facilities. The term of the lease is ten years; however, the Company may exercise its option to terminate the lease in 2003 by giving written notice to the landlord and paying a termination fee of approximately $350,000. Included in both research and development expenses and general and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $332,423, $108,996 and $56,241, respectively, for rent expense under operating leases for the Company's offices and laboratory research facilities. The Company has commitments for future minimum rent payments under the lease agreement as follows:

================================================================================

          1997                                           $  338,750
          1998                                              350,617
          1999                                              373,085
          2000                                              384,290
          2001                                              395,772
          Thereafter                                      2,008,877
================================================================================

AKSYS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In November 1994 the Company entered into a capital lease for computer-aided engineering equipment and software (equipment). At December 31, 1996 and 1995 the gross amount of equipment recorded under this capital lease was $109,566 and related accumulated depreciation was $109,566 and $33,018, respectively.

     Depreciation of assets held under capital lease is included in depreciation and amortization. Future minimum capital lease payments as of December 31, 1996 are:
================================================================================

--------------------------------------------------------------------------------
     Year ending December 31, 1997                       $ 36,798
--------------------------------------------------------------------------------
     Total minimum lease payments                          36,798
     Less amount representing interest                      4,759
--------------------------------------------------------------------------------
     Present value of minimum lease payments               32,039
     Less current maturities of lease obligation           32,039
--------------------------------------------------------------------------------
     Lease obligation, less current maturities           $     --

     License Agreements
     The Company has been granted licenses to use certain technology in the development and sale of its products. Such license agreements provide for royalty payments to be made by the Company based on net sales over the life of any application based on the patent rights. Minimum required payments under these agreements are as follows:
--------------------------------------------------------------------------------

     1997                                                  $ 45,000
     1998                                                    75,000
     1999                                                    95,000
     2000                                                   125,000
     2001                                                   155,000
     2002                                                   185,000
     2003                                                   215,000
     2004                                                   255,000
     All subsequent years                                   255,000
================================================================================

     Total royalty payments for the years ended December 31, 1996, 1995 and 1994 were $35,000, $5,000, and $5,000, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 1997.

                                               AKSYS, LTD.

                                               By  /s/ Dennis N. Cavender
                                                   -----------------------------
                                                   Dennis N. Cavender
                                                   Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 28th day of February, 1997.


         SIGNATURE                               CAPACITY
         ---------                               --------

/s/ Lawrence H.N. Kinet         Chairman, Chief Executive Officer and Director
---------------------------     (Principal Executive Officer)
    Lawrence H.N. Kinet



/s/ Dennis N. Cavender          Vice President and Chief Financial
---------------------------     Officer (Principal Financial Officer and
    Dennis N. Cavender          Principal Accounting Officer)


/s/ Rodney S. Kenley            President, Chief Operating Officer and Director
---------------------------
    Rodney  S. Kenley



/s/ Larry G. Gerdes             Director
---------------------------
    Larry G. Gerdes



/s/ Peter H. McNerney           Director
---------------------------
    Peter H. McNerney



/s/ W. Dekle Rountree, Jr.      Director
---------------------------
    W. Dekle Rountree, Jr.



 /s/ Bernard R. Tresnowski      Director
---------------------------
     Bernard R. Tresnowski

                                  AKSYS, LTD.
                                 EXHIBIT INDEX


Exhibit                                                            Sequentially
Number    Description                                              Numbered Page
--------------------------------------------------------------------------------

3.1       Restated Certificate of Incorporation of Aksys, Ltd. (2)
3.2       Amended and Restated By-Laws of Aksys, Ltd. (1)
4.1       Form of certificate representing shares of Common Stock,
            $.01 par value per share (1)
4.2       Registration Agreement, dated as of April 2, 1993, among
            the Company and certain stockholders of the Company (1)
4.3       Amendment No. 1 to Registration Agreement, dated as of
            September 22, 1995, among the Company and certain
            stockholders of the Company (1)
10.1      Aksys, Ltd. 1993 Stock Option Plan (1)
10.2      Aksys, Ltd. 1996 Stock Awards Plan (1)
10.3      Severance, Confidentiality and Noncompetition Agreement,
            dated as of October 1, 1994, between the Company and
            Lawrence H.N. Kinet (1)
10.4      Severance, Confidentiality and Noncompetition Agreement,
            dated as of April 2, 1993, between the Company and
            Rodney S. Kenley (1)
10.5      Manufacturing Agreement, dated as of November 15, 1994,
            between the Company and SeaMED Corporation (1)
10.6      Manufacturing Agreement, dated as of January 23, 1996,
            between the Company and Texas Medical Products, Inc. (1)
10.7      License Agreement, dated as of April 1, 1993, between the
            Company and Zbylut J. Twardowski (1)
10.8      License Agreement, dated as of April 1, 1993, between the
            Company and Cynthia P. Walters (1)
10.9      Form of Indemnification Agreement (1)
10.10     Severance, Confidentiality and Noncompetition Agreement,
            dated as of May 28, 1996, between the Company and
            Dennis N. Cavender (2)
10.11     License Agreement, dated as of March 11, 1996, between the Company and Allergan, Inc. (2)
11        Statement regarding computation of net loss per share (2)
21        Subsidiaries of the Company (1)
23.1      Consent of KPMG Peat Marwick LLP (2)
27        Financial Data Schedule (2)

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-2492)

(2)  Filed herewith