Form 10-Q
period 1997-03-31
AKSYS LTD
filed 1997-05-12
CIK 902600

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From         to

             ------------------------------------------------------

                        Commission File Number 0-28290


                                  AKSYS, LTD.
             (Exact name of registrant as specified in its charter)


         Delaware                                          36-3890205
(State of incorporation)                                (I.R.S. Employer
                                                      Identification No.)

             Two Marriott Drive, Lincolnshire, Illinois       60069
             (address of principal executive offices)       (Zip Code)

                   Registrant's telephone number 847-229-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO



The number of shares of Common Stock, $.01 Par Value, outstanding as of April 30, 1997 was 13,762,977.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 1997

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1 -  FINANCIAL INFORMATION                                             Page
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
          and December 31, 1996.......................................       3

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 1997 and 1996 (Unaudited)............       4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1997 and 1996 (Unaudited)...................       5

          Notes to Consolidated Financial Statements..................      6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................      8-10


PART II - OTHER INFORMATION

Item 2.   Changes in Securities .......................................      11

Item 4.   Submission of Matters to a Vote of Security Holders .........      11

Item 6.   Exhibits and Reports on Form 8-K.............................      11

SIGNATURES ............................................................      12

INDEX TO EXHIBITS .....................................................      13




PART 1.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets
=========================================================================================
                                                                March 31,   December 31,
Assets                                                            1997          1996
----------------------------------------------------------------------------------------
                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                   $  7,854,856   $ 10,900,059
 Short-term investments                                        33,024,171     34,749,875
 Interest receivable                                              639,303        698,124
 Prepaid expenses                                                  39,947         81,075
 Other current assets                                             127,831         56,613
----------------------------------------------------------------------------------------
Total current assets                                           41,686,108     46,485,746
----------------------------------------------------------------------------------------
Long-term investments                                           1,634,725        780,000
Property and equipment, net                                     3,325,105      2,737,620
Other noncurrent assets                                           214,991        144,144
----------------------------------------------------------------------------------------
                                                             $ 46,860,929   $ 50,147,510
========================================================================================
       Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                            $  1,317,399   $  1,141,829
 Accrued liabilities                                              233,656        269,918
 Current maturities of lease obligation                            22,004         32,039
----------------------------------------------------------------------------------------
Total current liabilities                                       1,573,059      1,443,786
----------------------------------------------------------------------------------------
Other long-term liabilities                                        34,352         19,630
----------------------------------------------------------------------------------------
Total liabilities                                               1,607,411      1,463,416
----------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, par value $.01 per share, 1,000,000
   shares authorized, 0 shares issued and outstanding                  --             --
 Common stock, par value $.01 per share, 50,000,000
   shares authorized, 13,762,696 and 13,708,555 shares
   issued and outstanding in 1997 and 1996, respectively          137,627        137,086
 Additional paid-in capital                                    64,605,640     64,573,686
 Foreign currency translation adjustment                           11,344          2,921
 Deficit accumulated during development stage                 (19,501,093)   (16,029,599)
----------------------------------------------------------------------------------------
Total stockholders' equity                                     45,253,518     48,684,094
----------------------------------------------------------------------------------------
                                                             $ 46,860,929   $ 50,147,510
========================================================================================
    See accompanying notes to consolidated financial statements.

                                       3

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three Months Ended March 31, 1997 and 1996

(Unaudited)

==========================================================================================================================

                                                                                                             Cumulative
                                                                                                                 from
                                                                                                            Jan. 18,1991
                                                              Three months ended March 31,                   (inception)
                                                         ----------------------------------------               through
                                                               1997                   1996                  March 31, 1997
--------------------------------------------------------------------------------------------------------------------------
Research and development expenses                         $  2,774,067               $  1,412,506        $      15,958,168
Business development expenses                                  248,584                    103,768                1,155,881
General and administrative expenses                          1,089,415                    385,422                5,121,878
--------------------------------------------------------------------------------------------------------------------------
Operating loss                                              (4,112,066)                (1,901,696)             (22,235,927)
--------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                              640,572                     35,826                2,693,574
  Interest expense                                                   -                     (1,453)                 (23,591)
  Other income                                                       -                          -                   67,884
--------------------------------------------------------------------------------------------------------------------------
                                                               640,572                     34,373                2,737,867
--------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $ (3,471,494)              $ (1,867,323)       $     (19,498,060)
==========================================================================================================================
Net loss per share (pro forma in 1996)                    $       (.25)              $       (.18)
=================================================================================================

Weighted average shares outstanding                         13,745,998                 10,322,837
=================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS,LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1997 and 1996
(Unaudited)
===============================================================================================================
                                                                                                   Cumulative
                                                                                                      from
                                                                                                  Jan. 18, 1991
                                                                                                   (inception)
                                                                                                     through
                                                                   1997             1996          Mar. 31, 1997
---------------------------------------------------------------------------------------------------------------
Cash flows from activities:
  Net loss                                                      $(3,471,494)     $(1,867,323)     $(19,498,060)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                 147,852           85,873           730,217
      Stock option expense                                             -                -                3,240
      Issuance of stock in exchange for services rendered              -                -               66,003
      Changes in assets and liabilities:
        Interest receivable                                          58,821            8,502          (639,303)
        Prepaid expenses                                             41,128              600           (39,947)
        Other current assets                                        (71,218)           2,103          (127,831)
        Accounts payable                                            175,570          129,403         1,317,399
        Accrued and other liabilities                               (13,117)           2,553           279,352
        Other assets                                                (88,699)        (114,051)         (277,319)
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (3,221,157)      (1,752,340)      (18,186,249)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of investments                               9,167,611        3,386,484        33,537,650
  Purchases of investments                                       (8,296,632)            -          (68,210,220)
  Purchases of property and equipment                              (717,485)         (93,956)       (3,856,204)
  Organizational costs incurred                                        -                -              (19,595)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 153,494        3,292,528       (38,548,369)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                                            32,495             -           52,334,895
  Proceeds from issuance of preferred stock                            -                -           12,336,096
  Proceeds from issuance of note payable                               -                -               41,792
  Repayment of notes payable                                           -              (3,486)          (41,792)
  Repayment of lease obligation                                     (10,035)          (5,098)          (81,517)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  22,460           (8,584)       64,589,474
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             (3,045,203)       1,531,604         7,854,856

Cash and cash equivalents at beginning of period                 10,900,059          570,621              -
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 7,854,856      $ 2,102,225      $  7,854,856
===============================================================================================================

See accompanying notes to consolidated financial statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements--Unaudited

(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1996, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three months ended March 31, 1997 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 1997.

(2)  Principles of Consolidation

     On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.


(3)  Computation of Net Loss per Share

     Net loss per share is based on the weighted average number of shares outstanding and excludes unexercised stock options using the treasury stock method because the effect is anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the offering date (using the treasury stock method and the public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods through the date of the initial public offering. The net loss per share for the three month period ended March 31, 1996 has been presented on a pro forma basis in lieu of historical net loss per share as such historical information is not meaningful due to the mandatory conversion of redeemable preferred stock in connection with the Company's initial public offering.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements--Unaudited


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

(5)  Stock Options

     The following table summarizes the transactions pursuant to the Company's Stock Option Plans:

================================================================================
                                                     Shares         Price Range
--------------------------------------------------------------------------------
     Outstanding on December 31, 1996               1,715,557      0.1067-16.00
     Granted                                           45,750        8.50-11.75
     Exercised                                        (50,491)     0.1067-1.00
     Canceled                                          (7,388)     0.1067-0.2533
--------------------------------------------------------------------------------
     Outstanding on March 31, 1997                  1,703,428      0.1067-16.00
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company is in the development stage and was formed to provide hemodialysis products and services for patients suffering from end stage renal disease, commonly known as chronic kidney failure. The Company has developed a fully-automated Personal Hemodialysis System ("PHD") dedicated to a single patient and designed to remove the barriers to performing more frequent hemodialysis safely and effectively outside of the current dialysis clinic setting, such as the patient's home or a self-care clinic. By greatly reducing complexity and inconvenience, the PHD(TM) system allows users to gain the significant, clinically demonstrated benefits of dialyzing on a more frequent basis than the traditional standard of three times per week. The Company believes that its products and services will provide a superior alternative to currently available kidney dialysis treatment modalities by providing better clinical outcomes, lower overall costs and improved quality of life for dialysis patients.

Aksys continues to make progress in the development and manufacturing of the PHD(TM) system. Having completed a critical design phase of the PHD(TM) system development, in the first quarter of 1997 the Company has been focused on making the transition from an engineering prototype system to a device that can be manufactured under Good Manufacturing Practices ("GMP") required by the FDA.

The Company plans to complete the production and take delivery of the first lot of PHD(TM) production prototype systems during the second quarter of 1997. Validation data from these systems will be included in the Investigational Device Exemption ("IDE") which must be submitted to the FDA before the commencement of clinical trials. Management believes that it understands the FDA's requirements for the clinical evaluation of the PHD(TM) system and is in the process of finalizing the protocols to be included in the IDE submission.

As Aksys pursues the regulatory approval process in the U.S., the Company is simultaneously pursuing a number of initiatives outside the U.S. to commercialize the PHD(TM) system. These initiatives include obtaining the CE mark in Europe, building the necessary infrastructure, and negotiating with potential partners to open markets around the world.


Comparison of Results of Operations

Net loss for the three months ended March 31, 1997 was $3.5 million or $0.25 per share, compared to $1.9 million, or $0.18 per share, for the prior year period. The increase in net loss during the three months ended March 31, 1997 compared to the year earlier period is due to increases in spending in research and development, hiring of additional personnel, and the relocation of the Company to consolidate its operations in a larger facility to support future growth. Interest income earned from the investment of the net proceeds raised by the Company in the initial public offering in May 1996 accounts for the increases in other income compared to the three months ended March 31, 1996.

Operating loss. Operating loss for the three months ended March 31, 1997 was $4.1 million, compared to $1.9 million for the comparable period in 1996, an increase of $2.2 million or 116%. The increase in the operating loss during the three months ended March 31, 1997 compared to the year earlier period is due to the scale-up in product development and overhead in preparation for commercialization of the PHD(TM) system.

Other income (expense). Interest income for the three months ended March 31, 1997 was $0.6 million, as compared to less than $0.1 million for the comparable period in 1996. The increase in interest income during the three months ended March 31, 1997, compared to the year earlier period is due to interest earned on the investment of the net proceeds from the Company's initial public offering in May 1996.


Liquidity and Capital Resources


The Company's primary source of liquidity is from the net proceeds of approximately $52.2 million from its sale of common stock in May 1996. At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $40.9 million and working capital of $40.1 million. The Company also had long-term investments of $1.6 million with maturity dates ranging between 12 months and 18 months.

The Company expects to incur additional losses in the foreseeable future and estimates that during 1997 it will spend approximately $16 million, including capital expenditures and working capital, for manufacturing scale-up and commercialization of the PHD(TM) system. The Company anticipates, based on its current plans and assumptions relating to its operations (including assumptions regarding the timing and costs associated with obtaining FDA approval for, and the production and marketing of, the PHD(TM) system), that the net proceeds of the initial public offering will be sufficient to satisfy the Company's contemplated capital expenditure and working capital requirements through 1998, assuming it is able to obtain equipment financing in 1998 to finance the commercial scale production and market launch of the PHD(TM) system.

Generally, the Company intends to enter into contracts with its customers to provide all products and services relating to the PHD(TM) system for a single monthly price, which would include a lease payment for the PHD(TM) system, or as an alternative, a purchase price for the PHD(TM) system and a single monthly price for the consumables, service and support of the PHD(TM) system. Financing production of the PHD(TM) system in quantities necessary for commercialization, as well as supplying PHD(TM) systems on a contracted lease basis, will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD(TM) system increases and the Company leases additional units. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD(TM) system even if the Company is successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

Note on Forward-Looking Information

Certain statements in this Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) whether and when the Company will obtain clearance from the FDA of a 510(k) pre-market notification, and equivalent regulatory clearances for Europe and Japan; (ii) the Company's need to develope the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; (iii) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD(TM) system, the Company's primary product in development; and (iv) the need to further establish the clinical benefits of daily hemodialysis. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

PART II -- OTHER INFORMATION


Item 2.  Changes in Securities

     none


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on April 22, 1997. The stockholders elected two directors to serve for terms ending in 2000 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees of the Company:

                         Votes  For    Votes Against    Abstain/Non-Vote
                         ----------    -------------    ----------------
     Rodney S. Kenley    12,644,539        72,139               0
     Larry G. Gerdes     12,643,339        73,339               0

     The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are Lawrence H.N. Kinet, Peter H. McNerney, W. Dekle Rountree, Jr., and Bernard R. Tresnowski.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)     Statement Regarding Computation of Per Share Earnings

     (27)     Financial Data Schedule

     (99.1)   Press Release of the Company, Issued January 10, 1997

     (99.2)   Press Release of the Company, Issued January 30, 1997

     (99.3)   Press Release of the Company, Issued April 22, 1997

     (99.4)   Press Release of the Company, Issued April 25, 1997


(b)  Reports on Form 8-K

     none

                                  Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Aksys, Ltd.


Date:  May 9, 1997                    By:  /s/  Lawrence H. N. Kinet
       -----------                         ------------------------------------
                                           Lawrence H.N. Kinet
                                           Chairman and Chief Executive Officer
                                           and Director


Date:  May 9, 1997                    By:  /s/  Dennis N. Cavender
       -----------                         ------------------------------------
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

    27        Financial Data Schedule

    99.1      Press Release of the Company, Issued January 10, 1997

    99.2      Press Release of the Company, Issued January 30, 1997

    99.3      Press Release of the Company, Issued April 22, 1997

    99.4      Press Release of the Company, Issued April 25, 1997