Form 10-Q
period 1997-06-30
AKSYS LTD
filed 1997-08-01
CIK 902600

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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



The number of shares of Common Stock, $.01 Par Value, outstanding as of July 25, 1997 was 13,781,027.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 1997

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                              Page
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
         and December 31, 1996...........................................    3

         Consolidated Statements of Operations for the Three- and
         Six-Month Periods Ended June 30, 1997 and 1996 (Unaudited)......    4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1997 and 1996 (Unaudited)........................    5

         Notes to Consolidated Financial Statements......................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   7-9


PART II - OTHER INFORMATION

Item 2.  Changes in Securities...........................................    10

Item 6.  Exhibits and Reports on Form 8-K................................    10

SIGNATURES...............................................................    10

INDEX TO EXHIBITS........................................................    11

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets
================================================================================
                                                       June 30,     December 31,
                     Assets                              1997          1996
--------------------------------------------------------------------------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                           $10,098,356   $10,900,059
  Short-term investments                               27,374,117    34,749,875
  Interest receivable                                     424,072       698,124
  Prepaid expenses                                        108,228        81,075
  Other current assets                                    151,730        56,613
--------------------------------------------------------------------------------
Total current assets                                   38,156,503    46,485,746
--------------------------------------------------------------------------------
Long-term investments                                     780,000       780,000
Property and equipment, net                             3,829,357     2,737,620
Other non-current assets                                  229,282       144,144
--------------------------------------------------------------------------------
                                                      $42,995,142   $50,147,510
--------------------------------------------------------------------------------
            Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                    $ 1,147,612   $ 1,141,829
  Accrued liabilities                                     309,083       269,918
  Current maturities of lease obligation                   11,968        32,039
--------------------------------------------------------------------------------
Total current liabilities                               1,468,663     1,443,786
--------------------------------------------------------------------------------

Other long-term liabilities                                49,074        19,630
--------------------------------------------------------------------------------
Total liabilities                                       1,517,737     1,463,416
--------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock, par value $.01 per share, 1,000,000
  shares authorized, 0 shares issued and outstanding           --            --

 Common stock, par value $.01 per share 50,000,000
  shares authorized, 13,780,027 and 13,708,555 shares
  issued and outstanding in 1997 and 1996, respectively   137,800       137,086

 Additional paid-in capital                            64,608,982    64,573,686
 Foreign currency translation adjustment                   12,550         2,921
 Deficit accumulated during development stage         (23,281,927)  (16,029,599)
--------------------------------------------------------------------------------
Total stockholders' equity                             41,477,405    48,684,094
--------------------------------------------------------------------------------
                                                     $ 42,995,142  $ 50,147,510
================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Six-Month Periods Ended June 30, 1997 and 1996


(Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative
                                                                                                                  from
                                                                                                             Jan. 18, 1991
                                              Three months ended June 30,       Six months ended June 30,     (inception)
                                              ---------------------------       ------------------------        through
                                                  1997           1996             1997            1996        June 30, 1997
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
 Research and development                     $ 3,131,253    $ 1,278,733      $ 5,905,320     $ 2,691,239     $ 19,089,421
 Business development                             244,645         94,623          493,229         198,391        1,400,526
 General and administrative                       997,920        476,609        2,087,335         862,031        6,119,798
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                 (4,373,818)    (1,849,965)      (8,485,884)     (3,751,661)     (26,609,745)
---------------------------------------------------------------------------------------------------------------------------
Other income (expense):
 Interest income                                  592,984        325,733        1,233,556         361,559        3,286,558
 Interest expense                                      --           (951)              --          (2,404)         (23,591)
 Other income                                          --             --               --              --           67,884
--------------------------------------------------------------------------------------------------------------------------
                                                  592,984        324,782        1,233,556         359,155        3,330,851
--------------------------------------------------------------------------------------------------------------------------
Net loss                                      $(3,780,834)   $(1,525,183)     $(7,252,328)    $(3,392,506)    $(23,278,894)
===========================================================================================================================
Net loss per share (pro forma in 1996)        $     (0.27)   $     (0.14)     $     (0.53)    $     (0.30)
----------------------------------------------------------------------------------------------------------

Weighted average shares oustanding             13,767,396     11,215,754       13,756,750      11,215,754
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1997 and 1996
(Unaudited)

====================================================================================================================================
                                                                                                                       Cumulative
                                                                                                                          from
                                                                                                                      Jan. 18, 1991
                                                                                                                       (inception)
                                                                                                                         through
                                                                                   1997                 1996          June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                 $ (7,252,328)       $  (3,392,506)        $(23,278,894)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                             298,969              118,920              881,334
      Stock option expense                                                           -                    -                 3,240
      Issuance of stock in exchange for services rendered                            -                66,003               66,003
      Changes in assets and liabilities:
           Interest receivable                                                  274,052             (410,291)            (424,072)
           Prepaid expenses                                                     (27,153)            (167,608)            (108,228)
           Other current assets                                                 (95,117)              15,920             (151,730)
           Accounts payable                                                       5,783              604,992            1,147,612
           Accrued liabilities                                                   39,165                2,402              331,634
           Other assets                                                         (80,679)             (96,927)            (269,299)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        (6,837,308)          (3,259,095)         (21,802,400)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of investments                                          18,788,298            3,386,484           43,158,337
  Purchases of investments                                                  (11,412,540)         (39,013,934)         (71,326,128)
  Purchases of property and equipment                                        (1,356,092)            (173,030)          (4,494,811)
  Organizational costs incurred                                                      -                    -               (19,595)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                           6,019,666          (35,800,480)         (32,682,197)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                                                        36,010           52,225,313           52,338,410
  Proceeds from issuance of preferred stock                                          -                    -            12,336,096
  Proceeds from issuance of note payable                                             -                    -                41,792
  Repayment of notes payable                                                         -               (11,500)             (41,792)
  Repayment of lease obligation                                                 (20,071)             (11,231)             (91,553)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        15,939           52,202,582           64,582,953
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           (801,703)          13,143,007           10,098,356

Cash and cash equivalents at beginning of period                             10,900,059              570,621                   -
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 10,098,356        $  13,713,628         $ 10,098,356
==================================================================================================================================
See accompanying notes to consolidated financial statements.

                                       5

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited



(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1996, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 1997.


(2)  Principles of Consolidation

     On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.


(3)  Computation of Net Loss per Share

     Net loss per share is based on the weighted average number of shares outstanding and excludes unexercised stock options using the treasury stock method because the effect is anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the offering date (using the treasury stock method and the public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods through the date of the initial public offering. The net loss per share for the three and six month periods ended June 30, 1996 has been presented on a pro forma basis in lieu of historical net loss per share as such historical information is not meaningful due to the mandatory conversion of redeemable preferred stock in connection with the Company's initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview

The Company is in the development stage and was formed to provide hemodialysis products and services for patients suffering from end stage renal disease, commonly known as chronic kidney failure. The Company has developed a fully-automated Personal Hemodialysis System ("PHD") dedicated to a single patient and designed to remove the barriers to performing more frequent hemodialysis safely and effectively outside of the current dialysis clinic setting, such as the patient's home or a self-care clinic. By greatly reducing complexity and inconvenience, the PHD/TM/ system allows users to gain the significant, clinically demonstrated benefits of dialyzing on a more frequent basis than the traditional standard of three times per week. The Company believes that its products and services will provide a superior alternative to currently available kidney dialysis treatment modalities by providing better clinical outcomes, lower overall costs and improved quality of life for dialysis patients.

During the quarter ended June 30, 1997, the Company took delivery of its first lot of GMP manufactured production prototype PHD/TM/ systems, which represents an important milestone in preparing the device for clinical trials during 1998.

As Aksys pursues regulatory approval in the U.S., the Company is simultaneously pursuing a number of initiatives outside the U.S. to commercialize the PHD/TM/ system. These initiatives include obtaining the CE mark in Europe and negotiating with potential partners to open markets around the world.


Comparison of Results of Operations

Net losses for the quarter and six months ended June 30, 1997 were $3.8 million ($0.27 per share) and $7.3 million ($0.53 per share), respectively, compared to $1.5 million ($0.14 per share) and $3.4 million ($0.30 per share), respectively, for the same periods in 1996. The increase in net loss during the quarter and six months ended June 30, 1997 compared to the year earlier period is due to increases in spending in research and development, hiring of additional personnel, and the support of the Company's development efforts. Interest income earned from the investment of the net proceeds raised by the Company in the initial public offering completed during May 1996 accounts for the increases in other income compared to the quarter and six months ended June 30, 1996.

Operating loss. Operating loss for the quarter ended June 30, 1997 was $4.4 million, compared to $1.9 million for the comparable period in 1996, an increase of $2.5 million or 136%. For the six months ended June 30, 1997, operating loss was $8.5 million, compared to $3.8 million for the same period last year, an increase of $4.7 million, or 126%. The increases in the operating loss during the quarter and six months ended June 30, 1997 compared to the year earlier periods is due to increased research and development spending, additional hires, and related support for the Company's product development efforts.

Other income (expense). Interest income for the quarter and six months ended June 30, 1997 was $0.6 million and $1.2 million, respectively, compared to $0.3 million and $0.4 million for the year earlier periods. The increases in interest income during the quarter and six months ended June 30, 1997, compared to the prior year periods is due to interest earned on the investment of the net proceeds from the Company's initial public offering in May 1996.


Liquidity and Capital Resources


The Company's primary source of liquidity is from the net proceeds of approximately $52.2 million from its sale of common stock in May 1996. At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $37.5 million and working capital of $36.7 million. The Company also had long-term investments of $0.8 million with maturity dates ranging between 12 and 18 months.

The Company expects to incur additional losses in the foreseeable future and estimates that during 1997 it will spend approximately $14 to $16 million of cash and investments ($8.2 million of which has been spent through June 30, 1997), including capital expenditures and working capital, for pre-production costs of the PHD/TM/ system. The Company anticipates, based on its current plans and assumptions relating to its operations (including assumptions regarding the timing and costs associated with obtaining FDA approval for, and the production and marketing of, the PHD/TM/ system), that the net proceeds of the initial public offering will be sufficient to satisfy the Company's contemplated operating, capital expenditure and working capital requirements through late 1999, assuming it is able to obtain equipment financing to finance the commercial scale production and market launch of the PHD/TM/ system.

Generally, the Company expects customers to purchase PHD/TM/ systems and enter into a contract whereby the Company will provide all products and services related to the PHD/TM/ system for a single monthly price, which would include all consumables, service and product support. As an alternative, customers may enter into lease agreements for the PHD/TM/ systems, under which the single monthly price would also include a lease payment. Financing production of the PHD/TM/ system in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD/TM/ system increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD/TM/ system even if the Company is successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

Note on Forward-Looking Information

Certain statements in this Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) whether and when the Company will obtain clearance from the FDA of a 510(k) pre-market notification, and equivalent regulatory clearances for Europe and Japan; (ii) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; (iii) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD/TM/ system, the Company's primary product in development; and (iv) the need to further establish the clinical benefits of daily hemodialysis. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION


Item 2.  Changes in Securities

             none

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11)   Statement Regarding Computation of Net Loss Per Share

     (27)   Financial Data Schedule

     (99.1) Press Release of the Company, Issued June 6, 1997

     (99.2) Press Release of the Company, Issued July 23, 1997


(b) Reports on Form 8-K

             none



                                   Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Aksys, Ltd.


Date: August 1, 1997              By:  /s/ Lawrence H. N. Kinet
      --------------                   ----------------------------------------

                                       Lawrence H.N. Kinet
                                       Chairman and Chief Executive Officer
                                       and Director


Date: August 1, 1997              By:  /s/ Steven A. Bourne
      --------------                   ---------------------------------------

                                       Steven A. Bourne
                                       Controller (Principal Accounting Officer)

                               INDEX TO EXHIBITS



  Exhibit No.  Description
--------------------------------------------------------------------------------
      11       Statement Regarding Computation of Net Loss Per Share

      27       Financial Data Schedule

     99.1      Press Release of the Company, Issued June 6, 1997

     99.2      Press Release of the Company, Issued July 23, 1997