Form 10-Q
period 1997-09-30
AKSYS LTD
filed 1997-10-31
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                      OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From          to

              --------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.    YES  X     NO


The number of shares of Common Stock, $.01 Par Value, outstanding as of October 20, 1997 was 13,807,580.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 1997


TABLE OF CONTENTS
--------------------------------------------------------------------------------
PART 1  - FINANCIAL INFORMATION                                             Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
          (Unaudited) and December 31, 1996 ..............................    3

          Consolidated Statements of Operations for the Three- and Nine-
          Month Periods Ended September 30, 1997 and 1996 (Unaudited) ....    4

          Consolidated Statements of Cash Flows for the Nine-Month
          Periods Ended September 30, 1997 and 1996 (Unaudited) ..........    5

          Notes to Consolidated Financial Statements .....................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................  7-9


PART II - OTHER INFORMATION

Item 2.   Changes in Securities ..........................................   10

Item 6.   Exhibits and Reports on Form 8-K ...............................   10

SIGNATURES ...............................................................   10

INDEX TO EXHIBITS ........................................................   11


PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

-------------------------------------------------------------------------------------------
                                                             September 30,    December 31,
              Assets                                             1997             1996
-------------------------------------------------------------------------------------------
                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                   $ 12,582,261    $ 10,900,059
  Short-term investments                                        17,362,633      34,749,875
  Interest receivable                                              437,919         698,124
  Prepaid expenses                                                  91,915          81,075
  Other current assets                                              34,951          56,613
-------------------------------------------------------------------------------------------
Total current assets                                            30,509,679      46,485,746
-------------------------------------------------------------------------------------------
Long-term investments                                            4,037,221         780,000
Property and equipment, net                                      4,298,568       2,737,620
Other non-current assets                                           250,175         144,144
-------------------------------------------------------------------------------------------
                                                              $ 39,095,643    $ 50,147,510
-------------------------------------------------------------------------------------------
                Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                            $    453,023    $  1,141,829
  Accrued liabilities                                              158,191         269,918
  Current  maturities of lease obligation                            1,932          32,039
-------------------------------------------------------------------------------------------
Total current liabilities                                          613,146       1,443,786
-------------------------------------------------------------------------------------------
Other long-term liabilities                                         63,796          19,630
-------------------------------------------------------------------------------------------
Total liabilities                                                  676,942       1,463,416
-------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
    shares authorized, 0 shares issued and outstanding                  --              --
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 13,807,560 and 13,708,555 shares
    issued and  outstanding in 1997 and 1996, respectively         138,038         137,086
  Additional paid-in capital                                    64,612,965      64,573,686
  Foreign currency translation adjustment                           11,958           2,921
  Deficit  accumulated during development stage                (26,344,260)    (16,029,599)
-------------------------------------------------------------------------------------------
Total stockholders' equity                                      38,418,701      48,684,094
-------------------------------------------------------------------------------------------
                                                              $ 39,095,643    $ 50,147,510
-------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 1997 and 1996

(Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                                 from
                                                                                                            Jan. 18, 1991
                                        Three months ended Sept. 30,    Nine months ended Sept. 30,          (inception)
                                        ----------------------------    ----------------------------          through
                                              1997            1996            1997            1996          Sept. 30, 1997
--------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development               $ 2,500,695     $ 1,726,504     $  8,406,015    $ 4,417,743         $ 21,590,116
  Business development                       248,202         141,064          741,431        339,455            1,648,728
  General and administrative                 848,994         864,392        2,936,328      1,726,423            6,968,792
--------------------------------------------------------------------------------------------------------------------------

Operating loss                            (3,597,891)     (2,731,960)     (12,083,774)    (6,483,621)         (30,207,636)
--------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                            535,557         746,740        1,769,113      1,108,299            3,822,115
  Interest expense                              --            (4,403)            --           (6,807)             (23,591)
  Other income                                  --              --                              --                 67,884
--------------------------------------------------------------------------------------------------------------------------

                                             535,557         742,337        1,769,113      1,101,492            3,866,408
--------------------------------------------------------------------------------------------------------------------------

Net loss                                 $(3,062,334)    $(1,989,623)    $(10,314,661)   $(5,382,129)        $(26,341,228)
==========================================================================================================================

Net loss per share (pro forma in 1996)   $     (0.22)    $     (0.15)    $      (0.75)   $     (0.45)
====================================================================================================


Weighted average shares outstanding       13,787,108      13,685,212       13,766,980     12,020,809
====================================================================================================


See accompanying notes to consolidated financial statements.



AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1997 and 1996
(Unaudited)
=========================================================================================================================
                                                                                                             Cumulative
                                                                                                                from
                                                                                                           Jan. 18, 1991
                                                                                                            (inception)
                                                                                                              through
                                                                            1997              1996         Sept. 30, 1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                             $(10,314,661)      $(5,382,129)      $(26,341,227)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                         491,522           199,064          1,073,887
       Stock option expense                                                       --                --              3,240
       Issuance of stock in exchange for services rendered                        --            66,003             66,003
       Changes in assets and liabilities:
         Interest receivable                                                 260,205          (774,745)          (437,919)
         Prepaid expenses                                                    (10,840)         (100,256)           (91,915)
         Other current assets                                                 21,662           (29,883)           (34,951)
         Accounts payable                                                   (688,806)        1,572,927            453,023
         Accrued liabilities                                                (111,727)          (21,412)           180,742
         Other                                                              (110,742)          (96,889)          (299,362)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (10,463,387)       (4,567,320)       (25,428,479)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of investments                                      29,788,298         3,386,484         54,158,337
   Purchases of investments                                              (15,658,277)      (47,849,574)       (75,571,865)
   Purchases of property and equipment                                    (1,994,556)       (1,456,969)        (5,133,275)
   Organizational costs incurred                                                  --                --            (19,595)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       12,135,465       (45,920,059)       (26,566,398)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
     issuance costs                                                           40,231        52,225,025         52,342,631
   Proceeds from issuance of preferred stock                                      --                --         12,336,096
   Proceeds from issuance of note payable                                         --                --             41,792
   Repayment of notes payable                                                     --           (16,115)           (41,792)
   Repayment of lease obligation                                             (30,107)          (25,424)          (101,589)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     10,124        52,183,486         64,577,138
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       1,682,202         1,696,107         12,582,261

Cash and cash equivalents at beginning of period                          10,900,059           570,621                 --
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  12,582,261      $  2,266,728      $  12,582,261
=========================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements--Unaudited

(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1996, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 1997.

(2)  Principles of Consolidation

     On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

(3)  Computation of Net Loss per Share

     Net loss per share is based on the weighted average number of shares outstanding and excludes unexercised stock options using the treasury stock method because the effect is anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the offering date (using the treasury stock method and the public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods through the date of the initial public offering. The net loss per share for the three and nine month periods ended September 30, 1996 has been presented on a pro forma basis in lieu of historical net loss per share as such historical information is not meaningful due to the mandatory conversion of redeemable preferred stock in connection with the Company's initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is in the development stage and was formed to provide hemodialysis products and services for patients suffering from end stage renal disease, commonly known as chronic kidney failure. The Company has developed a fully-automated Personal Hemodialysis System ("PHD") dedicated to a single patient and designed to remove the barriers to performing more frequent hemodialysis safely and effectively outside of the current dialysis clinic setting, such as the patient's home or a self-care clinic. By greatly reducing the complexity and inconvenience of dialysis, the PHD(TM) system allows users to gain the significant, clinically demonstrated benefits of dialyzing on a more frequent basis than the traditional standard of three times per week. The Company believes that its products and services will provide a superior alternative to currently available kidney dialysis treatment modalities by providing better clinical outcomes, lower overall costs and improved quality of life for dialysis patients.

As Aksys pursues regulatory approval in the U.S., the Company is simultaneously pursuing a number of initiatives outside the U.S. to commercialize the PHD(TM) system. These initiatives include obtaining the CE mark in Europe and negotiating with potential partners to open markets around the world.

Comparison of Results of Operations

Net losses for the quarter and nine months ended September 30, 1997 were $3.1 million ($0.22 per share) and $10.3 million ($0.75 per share), respectively, compared to $2.0 million ($0.15 per share) and $5.4 million ($0.45 per share), respectively, for the same periods in 1996. The increase in net losses during the quarter and nine months ended September 30, 1997 compared to the same periods last year is due to increases in spending in research and development, hiring of additional personnel, and the support of the Company's development efforts. Net interest income is comprised of interest earned on the investment of the net proceeds raised by the Company in the initial public offering completed during May 1996.

Operating loss. Operating loss for the quarter ended September 30, 1997 was $3.6 million, compared to $2.7 million for the comparable period in 1996, an increase of $0.9 million or 32%. For the nine months ended September 30, 1997, operating loss was $12.1 million, compared to $6.5 million for the same period last year, an increase of $5.6 million, or 86%. The increases in the operating loss during the quarter and nine months ended September 30, 1997 compared to the same periods last year is due to increased research and development spending, additional hires, and related support for the Company's product development efforts.

Other income (expense). Net interest income for the quarter ended September 30, 1997 was $0.5 million, compared to $0.7 million for the quarter ended September 30, 1996. The decrease is attributed to the corresponding decrease in cash and investments which were used to support the Company's development efforts. Net interest income for the nine months ended September 30, 1997 increased to $1.8 million, compared to $1.1 million for the same period last year, due to interest earned on the investment of the net proceeds from the Company's initial public offering in May 1996.


Liquidity and Capital Resources


The Company's primary source of liquidity is from the net proceeds of approximately $52.2 million from its sale of common stock in May 1996. At September 30, 1997, the Company had cash, cash equivalents and short-term investments of $29.9 million and working capital of $29.9 million. The Company also had long-term investments of $4.0 million with maturity dates ranging between 12 and 18 months.

The Company expects to incur additional losses in the foreseeable future and estimates that net cash and investment spending for 1997 will approximate $15 million ($12.5 million of which has been spent through September 30, 1997). The Company anticipates, based on its current plans and assumptions relating to its operations (including assumptions regarding the timing and costs associated with obtaining FDA approval for, and the production and marketing of, the PHD/TM/ system), that the net proceeds of the initial public offering will be sufficient to satisfy the Company's operating, capital expenditure and working capital requirements through late 1999. The Company also anticipates that capital requirements for the commercial-scale production and market launch of the PHD/TM/ system will be obtained through equipment financing or other liquidity sources.

The Company expects that U.S. customers will generally choose to purchase PHD/TM/ systems and enter into a contract whereby the Company will provide all products and services related to the PHD/TM/ system for a monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD/TM/ systems, under which the monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD/TM/ system and related consumables and service. Financing production of the PHD/TM/ system in quantities necessary for commercialization will require significant working capital. After commercial launch, this need for working capital is likely to increase as demand for the PHD/TM/ system increases. Accordingly, the Company may require sources of capital beyond cash generated from operations to finance production of the PHD/TM/ system. The Company intends to finance its future working capital requirements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such financing, and there can be no assurance that the Company will be able to obtain such financing or alternative financing on acceptable terms or at all.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        (11)     Statement Regarding Computation of Net Loss Per Share

        (27)     Financial Data Schedule

        (99.1)   Press Release of the Company, Issued September 26, 1997

        (99.2)   Press Release of the Company, Issued October 21, 1997


(b)  Reports on Form 8-K

                 none


                                   Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Aksys, Ltd.


Date:  October 31, 1997           By:  /s/  Lawrence H. N. Kinet
       ----------------                -------------------------

                                       Lawrence H.N. Kinet
                                       Chairman and Chief Executive Officer
                                       and Director


Date:  October  31, 1997          By:  /s/  Steven A. Bourne
       -----------------               ---------------------

                                       Steven A. Bourne
                                       Controller (Principal Accounting Officer)

                               INDEX TO EXHIBITS



      Exhibit  No.   Description
    ----------------------------------------------------------------------------

          11         Statement Regarding Computation of Net Loss Per Share

          27         Financial Data Schedule

          99.1       Press Release of the Company, Issued September 26, 1997

          99.2       Press Release of the Company, Issued October 21, 1997