Form 10-K
period 1997-12-31
AKSYS LTD
filed 1998-03-30
CIK 902600

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
                                           -----------------

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                        Commission file number 0-28290
                                               -------

                                  AKSYS, LTD.
            (Exact name of registrant as specified in its charter)

          Delaware                                                        36-3890205
(State or other jurisdiction of                                         (I.R.S. Employer
incorporation or organization)                                         Identification No.)

 Two Marriott Drive, Lincolnshire, IL                                         60069
(Address of Principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code: (847) 229-2020

  Securities registered pursuant to Section 12(b) of the Act: Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
           ---------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregated market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 at a closing sale price of $6.875 as reported by the Nasdaq National Market was approximately $64,435,000.

     As of February 28, 1998 the registrant had 14,587,624 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting to be held on April 21, 1998 (the "Proxy Statement") are incorporated by reference in Part III and portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference in part II.

================================================================================

                                  AKSYS, LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                        Page No.
                                                                                        --------
PART I...................................................................................... 1

Item 1.    Business......................................................................... 1
Item 2.    Properties.......................................................................16
Item 3.    Legal Proceedings................................................................16
Item 4.    Submission of Matters to a Vote of Security-Holders..............................17

PART II.....................................................................................17

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.........17
Item 6.    Selected Financial Data..........................................................17
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................21
Item 8.    Financial Statements and Supplementary Data......................................21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................22

PART III....................................................................................22

Item 10.   Directors and Executive Officers of the Registrant...............................22
Item 11.   Executive Compensation...........................................................22
Item 12.   Security Ownership of Certain Beneficial Owners and Management...................22
Item 13.   Certain Relationships and Related Transactions...................................22

PART IV.....................................................................................23

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................23

SIGNATURES..................................................................................24

EXHIBIT INDEX...............................................................................25

PART I

Item 1.  Business

                                  Background

Aksys, Ltd. (the "Company") was founded in 1991 to provide hemodialysis products and services for patients suffering from end stage renal disease ("ESRD"), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD Personal Hemodialysis System (the "PHD system") which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home, and to thereby improve clinical outcomes, reduce costs and enhance the patients' quality of life. All of these characteristics have been associated with daily hemodialysis.

The Company is currently working toward satisfying the regulatory requirements for Food and Drug Administration ("FDA") clearance of the PHD system in the United States. The Company is in the process of compiling data requested by the FDA and working with the FDA to develop a mutually agreeable scope for a clinical evaluation planned to commence in the fourth quarter of 1998. The Company expects to have production systems available and the necessary data collected for the filing of an Investigational Device Exemption (an "IDE") with the FDA in the third quarter of 1998. The Company expects the clinical evaluation will be approximately 90-120 days in length. Upon completion of the clinical evaluation, the data compiled will be submitted along with other requested data in a new 510(k) Premarket Notification, which the Company expects to file in early 1999. 510(k) clearance by the FDA is required prior to the U.S. commercialization of the PHD system.

In parallel with its U.S. regulatory efforts, the Company plans to obtain ISO 9001 certification in 1998, and to also submit final production systems for CE mark approval (the European equivalent to 510(k) clearance) during this same time frame. The Company is anticipating CE mark approval in late 1998 or early 1999, followed by a product launch in select European countries.

Japan is also a significant market where Aksys plans to seek regulatory approval. On January 7, 1998, the Company entered into a strategic alliance with Teijin Limited of Osaka Japan (see "Foreign Operations" for a description of the agreements which represent the strategic alliance.) Although the regulatory approval cycle in Japan is much longer than in the U.S., the Company is currently working with Teijin to finalize its regulatory strategy for Japan.

There can be no assurance that the Company will be able to obtain any of the above-mentioned regulatory clearances or approvals in a timely manner or at all.

                                The Marketplace

The target market of the Company is the ESRD treatment market. A healthy human kidney continuously removes waste products and excess water from the blood. ESRD is a slow, progressive loss of kidney function caused by inherited disorders, prolonged medical conditions such as diabetes and hypertension or the long-term use of certain medications. ESRD is irreversible and lethal if untreated. Life can be sustained only through either transplantation or dialysis. Transplantation is severely limited due to the shortage of suitable donors, the incidence of organ transplant rejection and the age and health of many ESRD patients. The vast majority (over 90%) of patients, therefore, must rely on dialysis for the remainder of their lives.

The Company estimates that $13 billion was spent in the U.S. during 1997 for the treatment of patients suffering from ESRD, of which approximately $4 billion was directly related to dialysis treatment. Based upon information published by the Health Care Financing Administration ("HCFA"), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to 214,000 at the end of 1996, representing a compound annual growth rate of approximately 9%. In addition, it is estimated that there were approximately 339,000 dialysis patients in Europe and Japan in 1996. The Company believes that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 62), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk -with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney and (v) a possible increase in the use of medications that damage the kidneys.

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

Medicare Reimbursement

Medicare generally provides health insurance coverage for persons who are age 65 or older and for persons who are completely disabled. Medicare also provides coverage for other eligible patients, regardless of age, who have been medically determined to have ESRD. For patients eligible for Medicare based solely on ESRD (generally patients under age 65), Medicare eligibility begins three months after the month in which the patient begins dialysis treatments. During this three-month waiting period, either Medicaid, private insurance or the patient is responsible for payment for dialysis services. This waiting period is waived for individuals who participate in a self-care dialysis training program.

For ESRD patients under age 65 who have any employer group health insurance coverage (regardless of the size of the employer or the individual's employment status), Medicare coverage is generally secondary to the employer coverage during a 30-month coordination period that follows the establishment of Medicare eligibility or entitlement based on ESRD. During the coordination period, an employer group health plan is responsible for paying primary benefits at the rate specified in the plan, which may be a negotiated rate or the healthcare provider's usual and customary rate. As the secondary payer during this coordination period, Medicare will make payments up to the applicable composite rate for dialysis services to supplement any primary payments by the employer group health plan if the plan covers the services but pays only a portion of the charge for the services.

Medicare generally is the primary payer for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payer for ESRD patients during the 30-month coordination period if, before becoming eligible for Medicare on the basis of ESRD, the patient was already age 65 or over (or eligible for Medicare based on disability) unless covered by an employer group health plan (other than a "small" employer plan) because of current employment. This rule eliminates for many dual-eligible beneficiaries the 30-month coordination period during which the employer plan would serve as primary payer and reimburse health care providers at a rate that the Company believes may be higher than the Medicare composite rate. The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both age (or disability) and ESRD have been the subject of frequent legislative and regulatory change in recent years and there can be no assurance that such rules will not be unfavorably changed in the future.

When Medicare is the primary payer, it reimburses 80% of the composite rate set by the Medicare prospective reimbursement system for each dialysis treatment. The beneficiary is responsible for the remaining 20%, as well as any unmet Medicare deductible amount, although an approved Medicare supplement insurance policy, other private health insurance or Medicaid may pay on the beneficiary's behalf. The Medicare base composite rates for outpatient dialysis services currently are $126 per treatment for hospitals and $122 for independent facilities (equivalent to approximately $20,000 per year) and are adjusted depending on regional wage differences. Reimbursement rates are subject to periodic adjustment based on certain factors, including legislation and executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the cost of conducting business. The composite reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous Congressional actions resulted in net reductions of the average composite reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in December 1990. Effective January 1, 1991, Congress increased the ESRD composite reimbursement rate, resulting in the current average rate of $126 per treatment.

Reimbursement for home dialysis can be made in two ways. A beneficiary may choose to receive home dialysis equipment, supplies and support services directly from a facility or to make independent arrangements for equipment, supplies and support services. If the beneficiary chooses to use a facility, the facility receives the composite rate. If the beneficiary chooses to make independent arrangements, the supplier bills Medicare on an assignment basis and payment is made at a rate not greater than the composite rate, with the exception of CCPD (as defined below). There is a monthly payment cap of $2,080 for CCPD and approximately $1,600 for all other methods of dialysis.

The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies. Any actions to change such rate will not be known until the 1999 federal budget is finalized.

In its March 1, 1996 report, ProPAC recommended that HCFA should encourage the availability of managed care alternatives for ESRD patients. Previously, in 1993, Congress directed HCFA to include the integration of chronic and acute ESRD care management through expanded community care services. In January 1996, HCFA announced the availability of funding for ESRD Managed Care Demonstrations based on approval of grant applications and proposals. During October 1996, HCFA announced the selection of four dialysis treatment centers where government funding will be provided to conduct the ESRD Managed Care Demonstration Project. In addition to the HCFA ESRD Managed Care Demonstration Project, private companies have recently initiated managed care programs for the treatment of ESRD patients.

The Company is unable to predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program. Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on the Company's prospects, revenues and earnings. In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare, including expanded enrollment of Medicare beneficiaries in managed care programs, the occurrence and effect of which are uncertain. See "--Potential Health Care Legislation."

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

Private Reimbursement

Some ESRD patients have private insurance that covers dialysis services. As discussed above, health care providers receive reimbursement for ESRD treatments from the patient or private insurance during a "waiting period" up to three months before the patient becomes eligible for Medicare. In addition, if the private payer is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare. In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient's eligibility or entitlement to Medicare benefits.

The Company believes that before Medicare primary coverage is established, private payers may reimburse dialysis expenses at rates higher than the per-treatment composite rate set by Medicare. When Medicare becomes a patient's primary payer, private insurance often covers the per-treatment 20% coinsurance that Medicare does not pay.

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

Hemodialysis

HCFA estimates that as of December 31, 1996, approximately 85% (182,000) of the ESRD dialysis patients in the United States were receiving hemodialysis. Approximately 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient's blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

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

Peritoneal Dialysis

HCFA estimates that as of December 31, 1996, approximately 15% (32,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient's peritoneum, a large membrane rich in blood vessels that surrounds many of the body's internal organs, as a filter to eliminate toxins and excess fluids from the patient's blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient's peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis ("CAPD"), the process of exchanging dialysate into and out of the patient's peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis ("CCPD"), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms require strict aseptic technique.

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

The Company believes that these health problems are caused in part by inadequate doses of dialysis. The amount of toxins removed from the blood during dialysis is widely accepted to be determined by a formula indicating that hemodialysis is most efficient in the earlier stages of therapy. Thus, simply increasing the duration of a treatment session is not the most efficient way to improve the dose of hemodialysis. Rather, the efficiency of hemodialysis and the delivered dose can be improved with more frequent dialysis sessions of shorter duration. For example, one informal study has indicated that six sessions lasting two hours are able to remove over 40% more urea than three sessions lasting four hours using common dialysis parameters. More frequent sessions also decrease the severe oscillations in toxin and hydration levels associated with the prevailing thrice weekly dialysis regimen and should result in fewer side effects.

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost to Medicare. According to HCFA, total treatment costs per dialysis patient paid by Medicare have risen from $33,400 in 1988 to $62,000 in 1996. The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the "composite rate") has been capped since 1983, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis. Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

The Company expects that Medicare will eventually change its reimbursement with respect to ESRD patients to a managed care system in which all costs of treating ESRD patients are subject to a cap. This would encourage providers to focus on clinical outcomes in order to reduce the total cost of care. Congress has mandated a demonstration project to evaluate the benefits of an ESRD managed care approach, in which providers would be paid a capitated rate covering both in-patient and outpatient care. This project is scheduled to begin in 1998 and to run for three years.

Peritoneal Dialysis. Although peritoneal dialysis accounted for 15% (or 32,000) of the dialysis patient population in 1996 according to HCFA, approximately 21% (or 7,000) of the patients in the United States switched to outpatient in-center hemodialysis. The Company believes that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient "burnout" and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

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

Home Hemodialysis as an Alternative

The Company believes that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients. Several studies over the past 25 years have shown that increasing the number of dialysis treatments per week leads to dramatic improvements in patients. The Company has compiled data on 72 patients (including approximately 24 patients from nine centers in Europe and the U.S. treated with daily hemodialysis for up to 14 years) dialyzing six or seven times per week. The data obtained from these retrospective studies indicates that the patients involved, when dialyzing six or seven times per week, experienced normalization of blood pressure, decreased incidence of anemia, improved appetite and decreased mortality. Several study centers report that most of the ESRD patients who performed hemodialysis on a daily basis reported that daily hemodialysis gave them a more positive attitude toward treatment and a higher quality of life. Neither the Company nor the PHD system was involved in the treatments received by patients in these studies and the Company did not fund these studies. Moreover, patient selection for these studies was not randomized; the Company gathered the data on a retrospective basis from providers that it knew were treating patients with a daily hemodialysis regimen. Consequently there can be no assurance that the patient populations in these studies are representative of the general ESRD patient population. As a result, these studies should not be deemed to have established the impact of daily hemodialysis on clinical outcomes.

In addition to the aforementioned retrospective studies, daily hemodialysis is rapidly growing. There are initiatives in the U.S. and worldwide to study the benefits of daily hemodialysis. The Company estimates that in early 1998, there are 12 centers worldwide, 6 of which are in North America, treating over 100 patients with daily hemodialysis. The Company believes that the clinical and economic benefits of daily hemodialysis is demonstrated by these studies.

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

There is also a perception that vascular access complications arising from inserting the needles into the patient's blood access site may increase with daily treatment sessions. These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients. Although the Company believes that vascular access complications should not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease, that belief is based on data collected from patients using a native fistula. The Company has collected little data from patients using artificial blood vessel grafts or central venous catheters, and there is no assurance that such grafts or catheters will withstand daily treatment. There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of "single needle" vascular access devices which reduce the number of punctures by half, (ii) the use of central venous catheters which eliminate the need to use needles at all, (iii) novel graft materials, (iv) new, totally implanted central venous catheters with titanium ports and (v) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher and the Chairman of the Company's Scientific Advisory Board.

The Company believes that most barriers to a more frequent hemodialysis regimen could be overcome if it were available in the patient's home, but to date no hemodialysis device has become sufficiently available to establish home hemodialysis as a feasible alternative therapy for the general dialysis patient population.

                              Product Development

The Aksys PHD System

The Company is in the final stages of developing the PHD system. By addressing the many drawbacks of conventional hemodialysis systems, which have prevented the widespread use of daily home hemodialysis, the Company believes its products and services can be instrumental in improving clinical outcomes, decreasing the total treatment costs and improving quality of life for dialysis patients. The following chart describes how the PHD system addresses the drawbacks presented when ESRD patients use conventional systems for home hemodialysis:

        Drawback                  Conventional Home Systems                         Aksys PHD System
Complexity                   Complicated equipment designed for          Designed for ease of operation by patients
                             operation only by trained personnel.        at home, including computerized, user-
                                                                         friendly interface.

Time and Effort              Difficult and time consuming to setup,      Fully automated, reducing patient
                             operate, clean and maintain.                involvement.

Cost of Consumables          Requires frequent replacement of blood      Integrated automatic disinfection system
                             circuit.                                    designed to enable safe and effective reuse
                                                                         of blood circuit.

Clinical Monitoring          Patient treatment compliance monitoring     Patient monitored by, and able to
                             and patient ability to consult with         communicate with, clinic by fax or modem
                             clinic not available unless treatment       (and eventually through real time on-line
                             received in an outpatient facility.         monitoring system.)

Storage Requirements         Large volume of consumables and             Substantially fewer and smaller items
                             dialysate consumed each month.              consumed with each treatment.

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

The Company believes that the PHD system offers patients simplification and control. The new technology of the PHD system integrates three systems into one: water treatment, delivery of dialysis and dialyzer reprocessing. The PHD system is a fully-automated personal dialysis instrument designed to enable patients to perform hemodialysis in a self-care setting, such as the patient's home, on a frequent or daily basis. The PHD system is designed to reduce the patient's time and effort involved in performing each hemodialysis treatment and to be operated by the patient with minimal or no assistance. Through a touch sensitive display screen with instructions available on a graphic video display, the PHD system is designed to be less intimidating and easier to use than current hemodialysis systems. The system can be separated into three modules to facilitate transportability.

The PHD system is designed to help evaluate the performance of the artificial kidney in removing toxins from the patient's blood prior to each treatment to ensure that the prescribed dose of hemodialysis is achieved during the treatment. The PHD system also automatically evaluates the water treatment filters and indicates whether a replacement is required and verifies that all critical safety systems, sensors and alarms are operating correctly.

To begin a treatment session on the PHD system, the patient would connect the blood tubing to the vascular access device and attach an integrated blood pressure cuff. A user-friendly, touch-sensitive monitor prompts the patient through the treatment and displays procedure and patient-specific information for review. The PHD system is designed to monitor during the treatment a variety of vital statistics, including the patient's blood pressure and blood flow rate, the amount of water removed from the patient, the length of the treatment session and other key parameters. The treatment can be suspended at any time by the patient. If the patient's blood pressure drops below normal levels during the treatment, the system prompts the patient to take appropriate action. Data from a hemodialysis treatment is displayed for viewing by the patient and can be communicated by modem or fax to the dialysis provider or other healthcare personnel at pre-determined intervals.

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

Services Supporting the PHD System

To fully service hemodialysis patients, the Company intends to develop a service network to provide support for patients and dialysis providers in all aspects relating to the use and maintenance of the PHD system. The Company expects this service network will provide: (i) delivery and installation of the PHD system (including arranging for any minor changes to plumbing and electrical circuits in the patient's home, or other self-care setting, that will be necessary for operation of the PHD system), (ii) technical service through a 24 hour call center and through field representatives who will maintain and repair all components of the PHD system, (iii) delivery of consumables used in dialysis such as the artificial kidney and arterial and venous blood tubing (which are replaced periodically), water purification components and dialysate concentrate,
(iv) delivery of ancillary supplies such as dressings, tape, antiseptics, drugs and syringes and (v) customer service representatives who will interface with the dialysis provider to address the status of, and any necessary changes in, the patient's treatment made by the dialysis provider. The Company believes that by providing all of the products and services necessary to perform hemodialysis at home as well as in other self-care settings and nursing homes, the Company can establish and maintain loyalty with patients and dialysis providers.

The PHD system is intended to reduce total treatment costs for ESRD patients, including hospitalization costs. There is no reliable way at this time, however, to quantify the potential savings in total treatment costs. The Company expects that the PHD system will be priced at a level close to the cost of competing dialysis treatment modalities. Thus, the Company expects there to be little or no reduction in dialysis cost (as opposed to total treatment costs) associated with the PHD system.

Although the Company believes that the PHD system provides a solution to many of the problems presented by conventional dialysis modalities, there are a number of risks that must be overcome for the PHD system to succeed, including the uncertainty of obtaining regulatory clearance or approval and of achieving market acceptance and development.

Other Product Development

During 1998, virtually all of the Company's resources will be devoted to the development and regulatory approval process of the PHD system. As the Company nears the stage of commercial production, resources will continue to be devoted to additional features, service and support of the PHD system. At that time, resources will also be directed toward using the platform technology incorporated in the PHD system to develop follow-on products.

                        Business and Marketing Strategy

In October 1997, the National Kidney Foundation released the results of the first comprehensive effort to standardize practices at U.S. dialysis centers (the Dialysis Outcomes Quality Initiative, or DOQI guidelines). The recommendations called for minimum doses of dialysis; however, approximately 32% of all current U.S. patients are under that recommended minimum dosage. These recommendations support the Company's belief that patients who receive that higher dose through daily dialysis would benefit through improved clinical outcomes. The Company believes that the PHD system offers the potential for better clinical outcomes, lower total treatment costs and improved quality of life for dialysis patients. The relatively poor patient outcomes resulting from current dialysis treatment methods and the increasing total cost of treating ESRD patients have created significant demand for improved dialysis systems. Through the PHD system, the Company intends to capitalize on this demand by pursuing the following strategies.

Target Specific Market Segments. The Company intends to market its products and services directly to those providers of dialysis services most focused on patient outcomes and total cost of care. This strategy is designed to achieve access to the key patient segments which the Company believes will be especially receptive to frequent home hemodialysis using the PHD system, including: (i) dialysis patients currently receiving conventional home hemodialysis, (ii) dialysis patients who drop out of home peritoneal dialysis, (iii) ESRD patients currently enrolled in a managed care program, such as a health maintenance organization and (iv) ESRD patients who are just beginning dialysis treatment. In the United States, these segments accounted for approximately 2,000, 7,000, 8,000 and 74,000 dialysis patients, respectively, in 1996 according to industry data. Although the PHD system has been designed primarily for home use, the Company believes it will also be an attractive alternative dialysis device for self-care clinics, nursing homes and hospitals in an acute care setting.

Provide a Broad Range of Dialysis Products and Services. The Company intends to provide a broad range of products and services for hemodialysis patients and providers. In addition to the delivery, installation and maintenance of the PHD system, the Company intends to provide training, technical support and delivery of all required consumables. The Company intends to sell the instruments to the customers or to a third party lease company, and enter into contracts with its customers to provide the all consumables and services for a single monthly price.

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

Implement Programs to Demonstrate Clinical Benefits and Cost-Effectiveness. The Company intends to complement its marketing by conducting clinical studies and implementing other measures designed to document the clinical and cost benefits it believes will result from frequent home hemodialysis using the PHD system. In the first quarter of 1998, the Company began sponsoring a study at six centers to measure the early improvements in nutrition and well-being of patients converting from the standard thrice-weekly hemodialysis regimen to a daily hemodialysis regimen. In addition, the Company is sponsoring a long-term study, lasting at least two years, to measure the long-term clinical benefits of daily hemodialysis. In collaboration with members of the Company's Scientific Advisory Board and other leading nephrologists, the Company intends to promote the benefits of the PHD system through publication in clinical journals and presentations at scientific conferences of the results of these studies.

Phased Domestic and International Market Launch. The Company believes that there is worldwide demand for a lower cost, more clinically effective approach to dialysis. In addition to pursuing market launch in the United States, the Company is establishing marketing and regulatory resources in Europe, Japan and elsewhere. According to international patient registries compiled by the USRDS, there were approximately 169,000 dialysis patients in Europe and 170,000 dialysis patients in Japan, both as of December 31, 1996.

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

Certain key components of the PHD system, such as the dialyzer, are available from other manufacturers. The blood circuit, however, is custom made to the Company's specifications by a single supplier. The Company has entered into a contract with Texas Medical Products, Inc. to supply this product. Similarly, the dialysate chemicals supplied to patients using the PHD system will be custom made and packaged to the Company's specifications. The Company is currently working with a leading manufacturer and packager of pharmaceutical products to provide the Company's needed dialysate chemicals. There can be no assurances, however, that any of the key components of the Company's products, including dialyzers produced by other manufacturers, will be available on terms acceptable to the Company or at all.

                           Research and Development

As of December 31, 1997, the Company employed a research and development staff of 61 full time employees, most of whom are engineers and technicians. In addition, the Company used contractors on an as needed basis to assist in its development process. The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 1997, 1996 and 1995, the Company incurred total research and development expenditures of approximately $10,887,000, $6,515,000 and $4,261,000, respectively. During 1998, research and development expenditures are expected to increase above historical levels reported for the year ended December 31, 1997.

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

The Company's primary competitors in supplying dialysis equipment, supplies and services are expected to be Baxter International Inc., Fresenius Medical Care AG and CGH Medical, Inc. (Cobe, Gambro, Hospal). These companies and most of the Company's other competitors have substantially greater financial, scientific and technical resources, research and development capabilities, marketing and manufacturing resources and experience than the Company and greater experience in developing products, providing services and obtaining regulatory approvals. In addition, the Company is aware of at least one other company that may be developing a machine that could be used for daily home hemodialysis.

The Company's ability to successfully market its products and services could be adversely affected by pharmacological and technological advances in preventing the progression of ESRD in high-risk patients (such as those with diabetes and hypertension), technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants. There can be no assurance that competitive pressures or pharmacological or technological advancements will not have a material adverse effect on the Company.

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

The Company submitted a 510(k) premarket notification for clearance of the PHD system on March 5, 1996. The FDA notified the Company on July 17, 1996 of the acceptance for formal review of the Company's 510(k) premarket notification
submission.   Subsequently, on September 18, 1996, the FDA notified the Company of additional data required to be submitted with regard to the PHD system. The FDA also notified the Company of the requirement for clinical data to be
included in the 510(k) premarket notification submission.   While the FDA
withdrew the Company's 510(k) filing due to the request for clinical data, the FDA also notified the Company to resubmit the requested data, once available, in
the form of a new 510(k) premarket notification.   The Company believes that a
clinical trial with a duration of 90-120 days will satisfy the FDA's requirements and that the clinical trial will commence during the fourth quarter of 1998.

The Company is in the process of compiling the additional data requested by the FDA on the PHD system and working with the FDA to develop a mutually agreeable
scope for a clinical study planned for the fourth quarter of 1998.   The Company
anticipates compiling the clinical study data shortly thereafter and resubmitting such data in the form of a new 510(k) premarket notification.

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

In parallel with U.S. regulatory efforts, the Company expects to obtain ISO 9001 certification in 1998, and also to submit final production systems for CE mark approval (the European equivalent to 510(k) clearance in the U.S.) during this same time frame. The Company is anticipating CE mark approval in late 1998 or early 1999, followed by a controlled product launch in select European countries.

                             Intellectual Property

As of February 10, 1998, the Company either owns or has exclusive rights to 21 U.S. patents and four foreign patents for technologies that are essential to developing a safe, convenient, self-contained hemodialysis system. The U.S. Patent and Trademark Office has also allowed claims on three additional patents. The Company has filed a number of additional patent applications directed to a number of different features of the PHD system in the United States, and in several other countries that have significant hemodialysis markets. The Company has also filed a Patent Cooperation Treaty ("PCT") patent application that permits it to file patent applications in additional PCT-member countries for a limited period of time. The Company expects to file additional patent applications in the United States directed to the PHD system as new technology is developed.

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

                                   Employees

As of December 31, 1997, the Company had 72 full-time employees, 61 of whom were employed in research and development capacities. The Company considers its employee relations to be good.

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive Officers of the Company are elected by and serve at the discretion of the Board of Directors.

Lawrence H.N. Kinet was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company in December 1994, and served as a director of the Company since April 1993. From July 1991 through December 1994, he served as Chairman of the Board of Directors and Chief Executive Officer of Oculon Corporation, a pharmaceutical development company engaged in the field of anti-cataract drugs. He was a Managing Partner of The Kensington Group, a provider of management services to health care companies, from 1989 to 1992. From 1985 through 1988, he was President of Baxter World Trade Corporation, the international division of Baxter International Inc. and corporate Group Vice President of Baxter International Inc. Mr. Kinet is a director of NeoRx Corporation.

Rodney S. Kenley founded the Company in January 1991 and has served as a director since such date. Mr. Kenley has served as Vice President of Business Development since November 1997. Mr. Kenley served as the Company's Executive Vice President and Chief Technical Officer from June 1997 until November 1997, as its President and Chief Operating Officer from October 1994 until June 1997, and as its President and Chief Executive Officer from January 1991 to October 1994. Prior to founding the Company, Mr. Kenley worked for over 12 years at Baxter International Inc., where he was involved principally in the development and product management of dialysis therapies and products, including from January 1990 until January 1991, when he served as Vice President of Electronic Drug Infusion.

The following individuals are key employees of the Company:

John R. LaLonde joined the Company in March 1998 as Vice President of Research and Development. Prior to joining the Company, from 1994 until 1998, he held various senior management engineering roles at GE Medical Systems, most recently as Global Engineering Manager, Integrated Imaging Solutions.

Manuel Avila has served as Vice President of Manufacturing and Hardware Development since July 1997. From January 1997 until July 1997, he served as Director of Purchasing. Prior to joining the Company, Mr. Avila worked at Haemonetics Corporation from 1993 until 1996, most recently as Director of Operations. Prior to joining Haemonetics, Mr. Avila held various engineering positions with Polaroid Corporation.

Thomas F. Scully joined the Company in January 1996 as Vice President of Operations. From 1971 to 1995, Mr. Scully worked at Baxter International Inc. in various operational roles, including responsibilities as Vice President, Sales and Operations of the Renal Division. In that role, Mr. Scully was involved principally in the design, development and management of the Renal Division's home care operations network.

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

                              Foreign Operations

In April 1996, the Company established Aksys Japan, K.K. ("AJKK"), a wholly-owned Japanese subsidiary. AJKK had no employees as of December 31, 1997. The Company has engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan. The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as the Company progresses through the stages of clinical studies, regulatory approval and market launch. All efforts and decisions are directed from the Company's headquarters in Lincolnshire, Illinois.

On January 7, 1998, the Company established a strategic alliance with Teijin Limited of Osaka, Japan, as a result of mutually initiated negotiations. The alliance is represented by a Stock Purchase Agreement and a Joint Development Agreement. Under the terms of the Stock Purchase Agreement, Teijin purchased 493,097 newly issued Aksys common shares at a price of $10.14 per share and received certain registration rights with respect to such shares.

The Joint Development Agreement provides that, conditional on the achievement of certain milestones, Teijin will make additional cash payments to Aksys totaling up to $5,000,000.

Pursuant to the Joint Development Agreement, Aksys and Teijin will cooperate to commercialize the PHD system in Japan and will share equally the costs of obtaining the necessary regulatory approvals. While the Joint Development Agreement remains effective, Aksys may not negotiate with any third party regarding the assignment of rights to import or manufacture the PHD system for sale in Japan.

Teijin is a leading Japanese manufacturer of synthetic fibers, chemicals and plastics, with annual sales in excess of $5 billion, of which over $600 million is derived from pharmaceuticals and medical products. Teijin pioneered and today is a leader in the home oxygen therapy business in Japan, and is also one of the principal suppliers to the dialysis industry of the resins and fibers used to produce dialyzers.

Item 2.  Properties.

The Company leases approximately 41,500 square feet of office space in Lincolnshire, Illinois to conduct its research, development and administrative functions. The Company presently expects all manufacturing will be contracted out to third party subcontractors.

Item 3.  Legal Proceedings.

The Company is not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted for a vote of the Company's stockholders during the fourth quarter ended December 31, 1997.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol AKSY. The following table lists the quarterly high and low prices of the Common Stock for the period from May 17, 1996 (the date of the initial public offering) through December 31, 1997.

                    Fiscal    Fiscal
                     Year     Quarter    High       Low
                    ------    -------    ----       ---
                     1997       1st      13.25      8.50
                                2nd      9.875      4.00
                                3rd      8.688      4.25
                                4th     11.375      5.25

                     1996       2nd      23.50     10.75
                                3rd      17.75      8.75
                                4th     12.375     6.875

There were 274 stockholders of record of the Company's Common Stock as of February 12, 1998. In addition, the Company estimates that there were approximately 4,100 beneficial stockholders at February 12, 1998, who held shares in "street name." The Company has not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of the Company's business.

On January 7, 1998 the Registrant sold to Teijin Limited of Osaka, Japan 493,097 shares of its Common Stock for $5 million (or $10.14 per share) in a private placement under Section 4(2) of the Securities Act of 1933, as amended. See "Business - Foreign Operations."

With respect to the use of proceeds of the initial public offering of the Registrant in May 1996 (Registration Statement on Form S-1, Registration No. 333-2492, effective May 16, 1996), the proceeds therefrom have been and are currently being used to fund the operation and development of the business of the Registrant as it currently is experiencing no revenues from operations. See "Item 1. Business - Background," "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Selected Financial Data.

The selected statement of operations and balance sheet data set forth below have been derived from the audited financial statements of the Registrant included as
Exhibit 13 to this Annual Report on Form 10-K. The financial data for the Company should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                                                    Cumulative from
                                                                                                                    January 18, 1991
                                                                   Year Ended December 31,                             (inception)
                                          -----------------------------------------------------------------------        through
                                            1993          1994           1995           1996            1997       December 31, 1997
                                          ---------    -----------    -----------    -----------     ------------  -----------------
Consolidated Statement of
  Operations Data:
Operating costs and expenses:
  Research and development                $ 598,748    $ 1,808,638    $ 4,261,230    $ 6,515,485     $ 10,886,803     $ 24,070,904
  Business development                           --             --        359,530        547,767        1,043,867        1,951,164
  General and administrative                213,923        266,418        876,613      2,559,441        3,848,701        7,881,164
                                          ---------    -----------    -----------     ----------     ------------     ------------
Operating loss                             (812,671)    (2,075,056)    (5,497,373)    (9,622,693)     (15,779,371)     (33,903,232)
Other income, net                            31,582         40,174        152,710      1,803,656        2,272,769        4,370,064
                                          ---------    -----------    -----------     ----------     ------------     ------------
Net loss                                  $(781,089)   $(2,034,882)   $(5,344,663)   $(7,819,037)    $(13,506,602)    $(29,533,168)
                                          =========    ===========    ===========    ===========     ============     ============

Net loss per share/(1)/                                                             $      (0.63)    $      (0.98)
                                                                                     ===========     ============
Weighted average shares
outstanding/(1)/                                                                      12,441,718       13,791,236
                                                                                     ===========     ============

                                                                                      December 31,
                                                      ----------------------------------------------------------------------------
                                                         1993           1994            1995             1996             1997
                                                      ----------     -----------     -----------     ------------     ------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments     $  648,193     $ 1,007,015     $ 3,957,105     $ 45,649,934     $ 29,195,656
Working capital                                          539,127         723,512       3,565,263       45,041,960       28,432,501
Total assets                                             845,679       1,476,892       4,693,450       50,147,510       36,647,251
Long-term liabilities/(2)/                                22,861          84,436          35,761           19,630           77,269
Redeemable preferred stock                             1,500,000       3,900,000      12,406,761               --               --
Deficit accumulated during development stage            (827,984)     (2,862,866)     (8,210,562)     (16,029,599)     (29,536,201)
Total stockholders' equity (deficit)                    (807,928)     (2,845,166)     (8,201,948)      48,684,094       35,287,989

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) Consists primarily of installment notes payable and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from ESRD. The Company has developed the PHD system, which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At December 31, 1997, the Company had a deficit accumulated during the development stage of $29.5 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD system in the United States or it is able to secure equivalent regulatory approvals to market the PHD system in countries other than the United States.

Note on Forward-Looking Information

Certain statements in this Form 10-K and in the future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) whether and when the Company will obtain clearance from the FDA of a 510(k) premarket notification, and equivalent regulatory clearances for Europe and Japan, and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances; (iii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor, SeaMED Corporation, and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iv) changes in GMP requirements, (v) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (vi) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD system, the Company's primary product in development, (vii) changing market conditions, (viii) the need to further establish the clinical benefits of daily hemodialysis, (ix) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (x) the potential adverse impact of possible changes to Medicare reimbursement policies and rates and (xi) the Company's dependence on key personnel and on patents and proprietary information. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Research and development expenses were $10.9 million for the year ended December 31, 1997 compared to $6.5 million for the year ended December 31, 1996, an increase of $4.4 million. The increase was primarily due to hiring additional research and development personnel, making prototypes of the PHD system and otherwise preparing for manufacturing scale-up.

Business development expenses increased $0.5 million from $0.5 million in 1996 to $1.0 million in 1997. The increase is due to business development expenses in Japan and Europe.

General and administrative expenses were $3.8 million for the year ended December 31, 1997 compared to $2.6 million for the year ended December 31, 1996, an increase of $1.2 million. The increase was primarily due to hiring additional management personnel and related support of the Company's continued development of the PHD system.

Net interest income was $2.3 million for the year ended December 31, 1997 compared to $1.8 million for the year ended December 31, 1996, an increase of $0.5 million. The increase in net interest income was primarily due to the investment of proceeds from the Company's initial public offering in May 1996 for a full year in fiscal 1997, as opposed to only approximately 7 months in fiscal 1996, offset by funds expended on the development of the PHD system.

As a result of the foregoing, the Company's net loss was $13.5 million ($0.98 per share) for the year ended December 31, 1997, an increase of $5.7 million ($0.35 per share) from the net loss of $7.8 million ($0.63 per share) for the year ended December 31, 1996.

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

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through December 31, 1997, the Company had received net offering proceeds from public and private sales of equity securities of approximately $64.6 million. Since its inception in 1991 through December 31, 1997, the Company made $4.9 million of capital expenditures and used $27.7 million in cash to support its operations. At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $29.2 million, working capital of $28.4 million and long-term investments of $2.8 million. In January 1998, the Company also received $5 million in proceeds from its sale of common stock to Teijin Limited of Osaka, Japan (see also "Business - Foreign Operations.")

The Company estimates that during 1998 it will spend approximately $16 to $18 million for operations, manufacturing scale-up and commercialization of the PHD system. The Company expects that substantially all of this amount will be used to (i) purchase molds, tooling and other assets to be used by independent contractors to produce the PHD system and pay for other preproduction costs of such contractors payable by the Company, (ii) fund product testing and validation including the purchase of PHD systems for use in clinical trials from such independent contractors, (iii) conduct clinical studies using the PHD system, (iv) establish and train a sales and marketing staff and (v) establish and train a customer service and technical support staff. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD system and the protection of patent and other proprietary rights. The Company believes that cash and investments as of December 31, 1997, together with proceeds from its sale of common stock to Teijin and future milestone payments to be received from Teijin under the terms of the joint development agreement, are sufficient to finance the Company's operations, except for working capital needs related to production of machines, through December 31, 1999.

Generally, the Company expects U.S. customers to purchase PHD systems and enter into contracts whereby the Company will provide all products and services related to the PHD systems for a single monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD systems, under which the single monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD system and related consumables and service. Financing production of the PHD system in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD system increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD system even if the Company is successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

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

The Company has not generated taxable income to date. At December 31, 1997, the net operating losses available to offset future taxable income were approximately $29.0 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The investments of the Company have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to the investments of the Company is not significant as substantially all of such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 18 months), which are by their nature less sensitive to interest rate movements. The investments of the Company are generally made in U.S. government and federal agency bonds and high grade commercial paper and corporate bonds.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Balance Sheets as of December 31, 1997 and 1996, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1997, 1996 and 1995 and for the period from January 18, 1991 (inception) through December 31, 1997, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 10 through 20 of the 1997 Annual Report to Stockholders of the Registrant are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to the Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers and certain key employees is set forth above under "Business - Employees." Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 (a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading "Election of Directors - Certain Relationships and Related Transactions," which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements:

     1.   Financial Statements.

          The Consolidated Balance Sheets as of December 31, 1997 and 1996, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1997, 1996 and 1995 and for the period from January 18, 1991 (inception) through December 31, 1997, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 10 through 20 of the 1997 Annual Report to Stockholders of the Registrant are incorporated herein by reference.

     2.   Financial Statement Schedules.

          None.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     See "Exhibits Index" below.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                        AKSYS, LTD.

                                        By    /s/ Steven A. Bourne
                                           -----------------------------------
                                                  Steven A. Bourne
                                                     Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 30th day of March, 1998.

                    Signature                                             Capacity
                    ---------                                             --------
              /s/ Lawrence H.N. Kinet                   Chairman, Chief Executive Officer and Director
---------------------------------------------------     (Principal Executive and Financial Officer)
                Lawrence H.N. Kinet


              /s/ Steven A. Bourne                      Controller
---------------------------------------------------
                Steven A. Bourne


              /s/ Rodney S. Kenley                      Vice President, Business Development and Director
---------------------------------------------------
                Rodney S. Kenley


              /s/ Richard B. Egen                       Director
---------------------------------------------------
                Richard B. Egen


              /s/ Peter H. McNerney                     Director
---------------------------------------------------
                Peter H. McNerney


              /s/ K. Shan Padda                         Director
---------------------------------------------------
                K. Shan Padda


              /s/ W. Dekle Rountree, Jr.                Director
---------------------------------------------------
                W. Dekle Rountree, Jr.


              /s/ Bernard R. Tresnowski                 Director
---------------------------------------------------
                Bernard R. Tresnowski

                                  AKSYS, LTD.
                                 EXHIBIT INDEX

Exhibit                                                                               Sequentially
Number    Description                                                                 Numbered Page
---------------------------------------------------------------------------------------------------
3.1       Restated Certificate of Incorporation of Aksys, Ltd./(1)/.......................
3.2       Amended and Restated By-Laws of Aksys, Ltd./(1)/................................
4.1       Form of certificate representing shares of Common Stock,
             $.01 par value per share/(1)/................................................
4.2       Registration Agreement, dated as of April 2, 1993, among
             the Company and certain stockholders of the Company/(1)/.....................
4.3       Amendment No. 1 to Registration Agreement, dated as of September 22,
             1995, among the Company and certain stockholders of the Company/(1)/.........
10.1      Aksys, Ltd. 1993 Stock Option Plan/(1)/.........................................
10.2      Aksys, Ltd. 1996 Stock Awards Plan/(2)/.........................................
10.3      Severance, Confidentiality and Noncompetition Agreement,
             dated as of October 1, 1994, between the Company and
             Lawrence H.N. Kinet/(1)/.....................................................
10.4      Severance, Confidentiality and Noncompetition Agreement,
             dated as of April 2, 1993, between the Company and
             Rodney S. Kenley/(1)/........................................................
10.5      Manufacturing Agreement, dated as of November 15, 1994,
             between the Company and SeaMED Corporation/(1)/..............................
10.6      Manufacturing Agreement, dated as of January 23, 1996,
             between the Company and Texas Medical Products, Inc./(1)/....................
10.7      License Agreement, dated as of April 1, 1993, between the
             Company and Zbylut J. Twardowski/(1)/........................................
10.8      License Agreement, dated as of April 1, 1993, between the
             Company and Cynthia P. Walters/(1)/..........................................
10.9      Form of Indemnification Agreement/(1)/..........................................
10.10     License Agreement, dated as of March 11, 1996, between the
             Company and Allergan, Inc./(1)/..............................................
10.11     Lease for Property at Two Marriott Drive/(3)/...................................
11        Statement regarding computation of net loss per share/(3)/......................
13        Annual Report to Stockholders. Except as specifically incorporated herein by reference, this document shall not be deemed "filed" as part of this Annual Report on Form 10-K/(3)/.........................................
21        Subsidiaries of the Company/(1)/................................................
23        Consent of KPMG Peat Marwick LLP/(3)/...........................................
27        Financial Data Schedule/(3)/....................................................

/(1)/  Incorporated by reference to the Company's Registration Statement on Form
       S-1 (Registration No. 333-2492).
/(2)/  Incorporated by reference to the Company's Registration Statement on Form
       S-8 (Registration No. 333-18073).
/(3)/  Filed herewith.

                                       25