Form 10-Q
period 1998-03-31
AKSYS LTD
filed 1998-05-15
CIK 902600

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From               to

          ---------------------------------------------------------

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





The number of shares of Common Stock, $.01 Par Value, outstanding as of May 1, 1998 was 14,647,436.

AKSYS, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

TABLE OF CONTENTS
-----------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                           Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
          (Unaudited) and December 31, 1997..............................   3

          Consolidated Statements of Operations for the Three-Month
          Periods Ended March 31, 1998 and 1997 (Unaudited)..............   4

          Consolidated Statements of Cash Flows for the Three-Month
          Periods Ended March 31, 1998 and 1997 (Unaudited)..............   5

          Notes to Consolidated Financial Statements.....................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 7-9


PART II - OTHER INFORMATION

Item 2.      Changes in Securities.......................................  10

Item 4.      Submission of Matters to a Vote of Security Holders.........  10

Item 6.      Exhibits and Reports on Form 8-K............................  10

SIGNATURES   ............................................................  11

INDEX TO EXHIBITS........................................................  12

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)


Consolidated Balance Sheets
-------------------------------------------------------------------------------------------
                                                              March 31,       December 31,
                    ASSETS                                      1998              1997
-------------------------------------------------------------------------------------------
                                                            (Unaudited)
Current assets:
Cash and cash equivalents                                   $ 12,410,909      $  8,150,612
Short-term investments                                        16,565,745        21,045,044
Interest receivable                                              295,474           398,561
Prepaid expenses                                                 147,551            85,326
Other current assets                                              32,951            34,951
-------------------------------------------------------------------------------------------
Total current assets                                          29,452,630        29,714,494
-------------------------------------------------------------------------------------------

Long-term investments                                          4,803,395         2,808,349
Property and equipment, net                                    3,929,354         3,866,157
Other non-current assets                                         272,222           258,251
-------------------------------------------------------------------------------------------
                                                            $ 38,457,601      $ 36,647,251
===========================================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current liabilities:
Accounts payable                                            $  1,263,049      $    930,880
Accrued liabilities                                              281,215           351,113
-------------------------------------------------------------------------------------------
Total current liabilities                                      1,544,264         1,281,993
-------------------------------------------------------------------------------------------
Other long-term liabilities                                       91,054            77,269
-------------------------------------------------------------------------------------------
Total liabilities                                              1,635,318         1,359,262
-------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock, par value $.0l per share, 1,000,000
  shares authorized, 0 shares issued and outstanding                   -                 -
Common stock, par value $.0l per share, 50,000,000
  shares authorized, 14,635,624 and 14,002,663 shares
  issued and outstanding in 1998 and 1997, respectively          146,356           140,027
Additional paid-in capital                                    69,811,429        64,673,596
Foreign currency translation adjustment                           10,604            10,567
Deficit accumulated during development stage                 (33,146,106)      (29,536,201)
-------------------------------------------------------------------------------------------
Total stockholders' equity                                    36,822,283        35,287,989
-------------------------------------------------------------------------------------------
                                                            $ 38,457,601      $ 36,647,251
===========================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three-Month Periods Ended March 31, 1998 and 1997


(Unaudited)
-----------------------------------------------------------------------------------------
                                                                            Cumulative
                                                                               from
                                                                            Jan.18,1991
                                        Three months ended March 31,        (inception)
                                       -------------------------------        through
                                           1998              1997          March 31, 1998
-----------------------------------------------------------------------------------------
Operating expenses:
Research and development               $  2,922,832      $  2,774,067      $  26,993,736
Business development                        259,737           248,584          2,210,901
General and administrative                  915,424         1,089,415          8,796,588
-----------------------------------------------------------------------------------------

Operating loss                           (4,097,993)       (4,112,066)       (38,001,225)
-----------------------------------------------------------------------------------------

Other income (expense):
Interest income                             488,088           640,572          4,813,859
Interest expense                                  -                 -            (23,591)
Other income                                      -                 -             67,884
-----------------------------------------------------------------------------------------

                                            488,088           640,572          4,858,152
-----------------------------------------------------------------------------------------

Net loss                               $ (3,609,905)     $ (3,471,494)     $ (33,143,073)
=========================================================================================

Net loss per share                     $      (0.25)     $      (0.25)
======================================================================

Weighted average shares outstanding      14,499,781        13,745,998
======================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1998 and 1997


(Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                           Cumulative
                                                                                                              from
                                                                                                           Jan.18,1991
                                                                                                           (inception)
                                                                                                             through
                                                                           1998             1997         March 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                             $ (3,609,905)    $ (3,471,494)      $(33,143,073)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                         220,529          147,852          1,504,845
     Stock option expense                                                        -                -              3,240
     Issuance of stock in exchange for services rendered                         -                -             69,550
     Changes in assets and liabilities:
      Interest receivable                                                  103,807           58,821           (294,754)
      Prepaid expenses                                                     (62,225)          41,128           (147,821)
      Other current assets                                                   2,000          (71,218)           (32,591)
      Accounts payable                                                     332,169          175,570          1,263,049
      Accrued liabilities                                                  (69,898)         (13,117)           369,051
      Other                                                                (19,627)         (88,699)          (398,199)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (3,103,150)      (3,221,157)       (30,806,703)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from sale of investments                                      12,865,000        9,167,611         74,048,337
 Purchases of investments                                              (10,381,466)      (8,296,632)       (95,428,969)
 Purchases of property and equipment                                      (264,249)        (717,485)        (5,160,242)
 Organizational costs incurred                                                   -                -            (19,595)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      2,219,285          153,494        (26,560,469)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock,
   net of issuance costs                                                 5,144,162           32,495         57,545,866
 Proceeds from issuance of preferred stock                                       -                -         12,336,096
 Proceeds from issuance of note payable                                          -                              41,792
 Repayment of notes payable                                                      -                             (41,792)
 Repayment of lease obligation                                                   -          (10,035)          (103,521)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                5,144,162           22,460         69,778,441
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     4,260,297       (3,045,203)        12,411,269

Cash and cash equivalents at beginning of period                         8,150,612       10,900,059                  -
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $ 12,410,909     $  7,854,856       $ 12,411,269
=======================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited

 (1)    BASIS FOR PRESENTATION

        The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1997, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three-month period ended March 31, 1998 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from end stage renal disease, commonly known as chronic kidney failure. The Company has developed the Aksys Personal Hemodialysis System (the "PHD(TM) system"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. By greatly reducing the complexity and inconvenience of dialysis, the PHD system allows users to gain the significant, clinically demonstrated benefits of dialyzing on a more frequent basis than the traditional standard of three times per week. The Company believes that its products and services will provide a superior alternative to currently available kidney dialysis treatment modalities by providing better clinical outcomes, lower overall costs and improved quality of life for dialysis patients.

The Company has never generated sales revenue and has incurred losses since its inception. At March 31, 1998, the Company had a deficit accumulated during the development stage of $33.1 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD system in the United States or it is able to secure equivalent regulatory approvals to market the PHD system in countries other than the United States.


COMPARISON OF RESULTS OF OPERATIONS

Net loss for the quarter ended March 31, 1998 was $3.6 million ($0.25 per share), compared to $3.5 million ($0.25 per share), for the quarter ended March 31, 1997. The slight increase in net loss during the quarter ended March 31, 1998 compared to the same period last year is due to relatively constant operating expenses for both periods and a reduction in net interest income for the quarter ended March 31, 1998. Net interest income is comprised of interest earned on the investment of the net proceeds raised by the Company in the initial public offering completed during May 1996.

Operating expenses. Operating expenses for the quarters ended March 31, 1998 and 1997 were $4.1 million. In comparing the operating expenses for the period ended March 31, 1998 to the period ended March 31, 1997, increases in research and development spending were offset by reductions in general and administrative expenses.

Other income (expense). Net interest income for the quarter ended March 31, 1998 was $0.5 million, compared to $0.6 million for the quarter ended March 31, 1997. The decrease is attributed to the corresponding decrease in cash and investments which were used to support the Company's development efforts.

LIQUIDITY AND CAPITAL RESOURCES


The Company has financed its operations to date primarily through public and private sales of its equity securities. Through March 31, 1998, the Company had received net offering proceeds from public and private sales of equity securities of approximately $69.9 million. Since its inception in 1991 through March 31, 1998, the Company made $5.2 million of capital expenditures and used $30.8 million in cash to support its product development efforts. At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $29.0 million, working capital of $27.9 million and long-term investments of $4.8 million.

The Company estimates that during 1998 it will spend approximately $16 to $18 million for operations, manufacturing scale-up and commercialization of the PHD system. The Company expects that substantially all of this amount will be used to (i) purchase molds, tooling and other assets to be used by independent contractors to produce the PHD system and pay for other preproduction costs of such contractors payable by the Company, (ii) fund product testing and validation including the purchase of PHD systems for use in clinical trials from such independent contractors, (iii) conduct clinical studies using the PHD system, (iv) establish and train a sales and marketing staff and (v) establish and train a customer service and technical support staff. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD system and the protection of patent and other proprietary rights. The Company believes that cash and investments as of March 31, 1998, together with future milestone payments to be received from Teijin Limited under the terms of the joint development agreement, are sufficient to finance the Company's operations, except for working capital needs related to production of machines, through December 31, 1999.

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


Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 21, 1998. The stockholders elected two directors to serve for terms ending in 2001 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees of the Company:

                                    Votes  For     Votes Against    Abstain/Non-Vote
                                    ----------     -------------    ----------------
     Lawrence H.N. Kinet            11,649,107         402,636              0
     W. Dekle Rountree, Jr.         11,652,607         399,136              0

The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are Richard B. Egen, Rodney S. Kenley, K. Shan Padda, Peter H. McNerney and Bernard R. Tresnowski.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

         (11)     Statement Regarding Computation of Net Loss Per Share

         (27)      Financial Data Schedule

         (99.1)    Press Release of the Company, Issued January 22, 1998

         (99.2)    Press Release of the Company, Issued February 11, 1998

         (99.3)    Press Release of the Company, Issued February 26, 1998

         (99.4)    Press Release of the Company, Issued March 24, 1998

         (99.5)    Press Release of the Company, Issued April 21, 1998


(b)  Reports on Form 8-K

                  none

                                  Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Aksys, Ltd.


Date:  May  14, 1998                     By:    /s/  Lawrence H. N. Kinet
       -------------                            -------------------------

                                                Lawrence H.N. Kinet
                                                Chairman and Chief Executive
                                                Officer and Director


Date:  May  14, 1998                     By:    /s/  Steven A. Bourne
       -------------                            ---------------------

                                                Steven A. Bourne
                                                Controller

                                INDEX TO EXHIBITS




    Exhibit No.       Description
-----------------------------------------------------------------------------

         11          Statement Regarding Computation of Net Loss Per Share

         27          Financial Data Schedule

       99.1          Press Release of the Company, Issued January 22, 1998

       99.2          Press Release of the Company, Issued February 11, 1998

       99.3          Press Release of the Company, Issued February 26, 1998

       99.4          Press Release of the Company, Issued March 24, 1998

       99.5          Press Release of the Company, Issued April 21, 1998