Form 10-Q
period 1998-06-30
AKSYS LTD
filed 1998-08-13
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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



The number of shares of Common Stock, $.01 Par Value, outstanding as of July 31, 1998 was 14,701,786.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 1998

TABLE OF CONTENTS

============================================================================================

PART 1 - FINANCIAL INFORMATION                                                          Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
         and December 31, 1997....................................................        3

         Consolidated Statements of Operations for the Three- and Six-Month
         Periods Ended June 30, 1998 and 1997 (Unaudited).........................        4

         Consolidated Statements of Cash Flows for the Six-Month Periods
         Ended June 30, 1998 and 1997 (Unaudited).................................        5

         Notes to Consolidated Financial Statements...............................        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................      7-10


PART II - OTHER INFORMATION

Item 2.  Changes in Securities....................................................       11

Item 6.  Exhibits and Reports on Form 8-K.........................................       11

SIGNATURES........................................................................       11

INDEX TO EXHIBITS.................................................................       12


PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

=========================================================================================
                                                               June 30,      December 31,
                        Assets                                   1998            1997
-----------------------------------------------------------------------------------------
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                  $  7,781,185    $  8,150,612
  Short-term investments                                       15,444,118      21,045,044
  Interest receivable                                             308,421         398,561
  Prepaid expenses                                                143,778          85,326
  Other current assets                                             34,751          34,951
-----------------------------------------------------------------------------------------
Total current assets                                           23,712,253      29,714,494
-----------------------------------------------------------------------------------------

Long-term investments                                           6,290,425       2,808,349
Property and equipment, net                                     3,964,999       3,866,157
Other non-current assets                                          275,962         258,251
-----------------------------------------------------------------------------------------
                                                             $ 34,243,639    $ 36,647,251
=========================================================================================

        Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                           $    977,333    $    930,880
  Accrued liabilities                                             211,075         351,113
-----------------------------------------------------------------------------------------
Total current liabilities                                       1,188,408       1,281,993
-----------------------------------------------------------------------------------------

Other long-term liabilities                                       104,838          77,269
-----------------------------------------------------------------------------------------
Total liabilities                                               1,293,246       1,359,262
-----------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
    shares authorized, 0 shares issued and outstanding               --              --
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 14,698,036 and 14,002,663 shares
    issued and outstanding in 1998 and 1997, respectively         146,980         140,027
  Additional paid-in capital                                   69,817,443      64,673,596
  Foreign currency translation adjustment                           9,785          10,567
  Deficit accumulated during development stage                (37,023,815)    (29,536,201)
-----------------------------------------------------------------------------------------
Total stockholders' equity                                     32,950,393      35,287,989
-----------------------------------------------------------------------------------------
                                                             $ 34,243,639    $ 36,647,251
=========================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Six-Month Periods Ended June 30, 1998 and 1997

(Unaudited)




                                                                                                             Cumulative
                                                                                                                from
                                                                                                            Jan. 18, 1991
                                        Three months ended June 30,       Six months ended June 30,          (inception)
                                        ---------------------------       -------------------------             through
                                              1998           1997              1998          1997            June 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development              $  3,464,451     $  3,131,253     $  6,387,283     $  5,905,320      $  30,458,187
  Business development                       111,495          244,645          371,232          493,229          2,322,396
  General and administrative                 759,826          997,920        1,675,250         2,087,335         9,556,414
----------------------------------------------------------------------------------------------------------------------------
Operating Loss                            (4,335,772)      (4,373,818)      (8,433,765)      (8,485,884)       (42,336,997)
----------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                            458,064          592,984          946,152        1,233,556          5,271,923
  Interest expense                              -                -                -                -               (23,591)
  Other income                                  -                -                -                -                67,884
----------------------------------------------------------------------------------------------------------------------------
                                             458,064          592,984          946,152        1,233,556          5,316,216
----------------------------------------------------------------------------------------------------------------------------
Net loss                                $ (3,877,708)    $ (3,780,834)    $ (7,487,613)    $ (7,252,328)    $  (37,020,781)
----------------------------------------------------------------------------------------------------------------------------
Net loss per share                      $      (0.26)    $      (0.27)    $      (0.51)    $      (0.53)
---------------------------------------------------------------------------------------------------------
Weighted average shares outstanding       14,669,054       13,767,396       14,584,885       13,756,750
---------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1998 and 1997
(Unaudited)


                                                                                                          Cumulative
                                                                                                             from
                                                                                                         Jan. 18, 1991
                                                                                                          (inception)
                                                                                                            through
                                                                     1998               1997             June 30, 1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                      $  (7,487,613)      $  (7,252,328)     $  (37,020,781)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                   427,341             298,969           1,711,657
      Stock option expense                                               -                   -                  3,240
      Issuance of stock in exchange for services rendered                -                   -                 69,550
      Changes in assets and liabilities:
        Interest receivable                                            90,140             274,052            (308,421)
        Prepaid expenses                                              (58,452)            (27,153)           (144,048)
        Other current assets                                              200             (95,117)            (34,751)
        Accounts payable                                               46,453               5,783             977,333
        Accrued liabilities                                          (140,038)             39,165             298,911
        Other                                                         (31,392)            (80,679)           (409,964)
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                              (7,153,361)         (6,837,308)        (34,857,274)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of investments                                20,590,000          18,788,298          81,773,337
  Purchases of investments                                        (18,471,150)        (11,412,540)       (103,518,653)
  Purchases of property and equipment                                (485,716)         (1,356,092)         (5,381,709)
  Organizational costs incurred                                          -                   -                (19,595)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 1,633,134           6,019,666         (27,146,620)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                                           5,150,800              36,010          57,552,504
  Proceeds from issuance of preferred stock                              -                   -             12,336,096
  Proceeds from issuance of note payable                                 -                   -                 41,792
  Repayment of notes payable                                             -                   -                (41,792)
  Repayment of lease obligation                                          -                (20,071)           (103,521)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           5,150,800              15,939          69,785,079
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (369,427)           (801,703)          7,781,185

Cash and cash equivalents at beginning of period                    8,150,612          10,900,059                -
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   7,781,185       $  10,098,356      $    7,781,185
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements--Unaudited


(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1997, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.


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

The Company has never generated sales revenue and has incurred losses since its inception. At June 30, 1998, the Company had a deficit accumulated during the development stage of $37.0 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD system in the United States or it is able to secure equivalent regulatory approvals to market the PHD system in countries other than the United States.


Comparison of Results of Operations

Net losses for the quarter and six months ended June 30, 1998 were $3.9 million ($0.26 per share) and $7.5 million ($0.51 per share), respectively, compared to $3.8 million ($0.27 per share) and $7.3 million ($0.53 per share), respectively, for the same periods in 1997. The slight increase in net loss during the quarter and six months ended June 30, 1998 compared to the same periods last year is due to relatively constant operating expenses and a reduction in net interest income. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the quarter and six months ended June 30, 1998.

On a per share basis, losses were lower for the quarter and six months ended June 30, 1998, compared to the quarter and six months ended June 30, 1997, due to an increase in weighted average shares outstanding. The increase in weighted average shares outstanding in 1998 is primarily attributable to an equity investment in Aksys by Teijin Limited on January 16, 1998.

Operating expenses. Operating expenses for the quarter and six months ended June 30, 1998 were $4.3 million and $8.4 million, respectively, compared to $4.4 million and $8.5 million, respectively, for the quarter and six months ended June 30, 1997. In comparing the operating expenses for the quarter and six months ended June 30, 1998 to the same periods in 1997, increases in research and development spending were offset by reductions in general and administrative and business development expenses.

Other income (expense). Net interest income for the quarter and six months ended June 30, 1998 was $0.5 million and $0.9 million, respectively, compared to $0.6 million and $1.2 million, respectively, for the same periods last year. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the quarter and six months ended June 30, 1998.


Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through June 30, 1998, the Company had received net offering proceeds from public and private sales of equity securities of approximately $69.9 million. Since its inception in 1991 through June 30, 1998, the Company made $5.4 million of capital expenditures and used $34.9 million in cash to support its product development efforts and working capital needs. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $23.2 million, working capital of $22.5 million and long-term investments of $6.3 million.

The Company estimates that during 1998 it will spend approximately $16 to $18 million for operations, manufacturing scale-up and commercialization of the PHD system. The Company expects that substantially all of this amount will be used to (i) purchase molds, tooling and other assets to be used by independent contractors to produce the PHD system and pay for other preproduction costs of such contractors payable by the Company, (ii) fund product testing and validation including the purchase of PHD systems for use in clinical trials from such independent contractors, (iii) conduct clinical studies using the PHD system, (iv) establish and train a sales and marketing staff and (v) establish and train a customer service and technical support staff. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD system and the protection of patent and other proprietary rights. The Company believes that cash and investments as of June 30, 1998, together with future milestone payments to be received from Teijin Limited under the terms of the joint development agreement, are sufficient to finance the Company's operations, except for working capital needs related to production of machines, through December 31, 1999.

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


Year 2000 Program

The Company will continue to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve any issues that may arise. Any computer systems that the Company implements in the future will be thoroughly analyzed to ensure that those systems are Year 2000 compliant. The Company is not presently aware of any Year 2000 computer system issues that will pose significant operational problems for the Company's computer systems. However, if in the future the Company determines that modifications or conversions of its computer systems are required, and if those modifications and conversions of computer systems are not completed in a timely manner, the Year 2000 problem could have a material impact on the operations of the Company.


Note on Forward-Looking Information

Certain statements in this Form 10-Q and in the future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) whether and when the Company will obtain clearance from the FDA of a 510(k) premarket notification, and equivalent regulatory clearances for Europe and Japan, and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances; (iii) the Company's need to achieve manufacturing scale-up in a timely manner and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iv) changes in GMP requirements, (v) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (vi) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD system, the Company's primary product in development, (vii) changing market conditions,
(viii) the need to further establish the clinical benefits of daily hemodialysis, (ix) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources,
(x) the potential adverse impact of possible changes to Medicare reimbursement policies and rates and (xi) the Company's dependence on key personnel and on patents and proprietary information. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

PART II -- OTHER INFORMATION


Item 2.  Changes in Securities

           none


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       (11)   Statement Regarding Computation of Net Loss Per Share

       (27)   Financial Data Schedule

       (99.1) Press Release of the Company, Issued July 21, 1998


(b)  Reports on Form 8-K

       none


                                  Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Aksys, Ltd.


Date: August 12, 1998                  By: /s/  Lawrence H. N. Kinet
      ---------------                      -------------------------------------
                                           Lawrence H.N. Kinet
                                           Chairman and Chief Executive Officer
                                           and Director


Date: August 12, 1998                  By: /s/  Steven A. Bourne
      ---------------                      -------------------------------------
                                           Steven A. Bourne
                                           Controller

                               INDEX TO EXHIBITS



     Exhibit No.  Description
   -----------------------------------------------------------------------------

        11        Statement Regarding Computation of Net Loss Per Share

        27        Financial Data Schedule

        99.1      Press Release of the Company, Issued July 21, 1998