Form 10-Q
period 1998-09-30
AKSYS LTD
filed 1998-11-12
CIK 902600

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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



The number of shares of Common Stock, $.01 Par Value, outstanding as of November 5, 1998 was 14,722,599.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 1998

TABLE OF CONTENTS
--------------------------------------------------------------------------------------
PART 1 -- FINANCIAL INFORMATION                                                   Page
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
         and December 31, 1997.................................................     3

         Consolidated Statements of Operations for the Three- and Nine-Month
         Periods Ended September 30, 1998 and 1997 (Unaudited)..................    4

         Consolidated Statements of Cash Flows for the Nine-Month Periods
         Ended September 30, 1998 and 1997 (Unaudited)..........................    5

         Notes to Consolidated Financial Statements.............................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................  7-10


PART II - OTHER INFORMATION

Item 2.  Changes in Securities..................................................   11

Item 6.  Exhibits and Reports on Form 8-K.......................................   11

SIGNATURES......................................................................   11

INDEX TO EXHIBITS...............................................................   12

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------
                                                           September 30,    December 31,
                        Assets                                 1998             1997
-----------------------------------------------------------------------------------------
                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                               $  5,521,957     $  8,150,612
   Short-term investments                                    15,444,118       21,045,044
   Interest receivable                                          379,810          398,561
   Prepaid expenses                                             137,004           85,326
   Other current assets                                          63,151           34,951
-----------------------------------------------------------------------------------------
Total current assets                                         21,546,040       29,714,494
-----------------------------------------------------------------------------------------

Long-term investments                                         4,288,684        2,808,349
Property and equipment, net                                   4,359,433        3,866,157
Other non-current assets                                        268,688          258,251
-----------------------------------------------------------------------------------------
                                                           $ 30,462,845     $ 36,647,251
-----------------------------------------------------------------------------------------

          Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                        $    666,211     $    930,880
   Accrued liabilities                                          316,779          351,113
-----------------------------------------------------------------------------------------
Total current liabilities                                       982,990        1,281,993
-----------------------------------------------------------------------------------------

Other long-term liabilities                                     116,281           77,269
-----------------------------------------------------------------------------------------
Total liabilities                                             1,099,271        1,359,262
-----------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000
    shares authorized, 0 shares issued and outstanding               --               --
   Common stock, par value $.01 per share, 50,000,000
    shares authorized, 14,722,599 and 14,002,663 shares
    issued and outstanding in 1998 and 1997, respectively       147,226          140,027
   Additional paid-in capital                                69,822,836       64,673,596
   Foreign currency translation adjustment                       10,072           10,567
   Deficit accumulated during development stage             (40,616,560)     (29,536,201)
-----------------------------------------------------------------------------------------
Total stockholders' equity                                   29,363,574       35,287,989
-----------------------------------------------------------------------------------------
                                                           $ 30,462,845     $ 36,647,251
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 1998 and 1997

(Unaudited)

[CAPTION]

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                       Jan. 18, 1991
                                                                                                                       (inception)
                                                   Three months ended Sept 30,          Nine months ended Sept. 30       through
                                                   ---------------------------          --------------------------
                                                       1998            1997              1998             1997        Sept. 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Joint development income                        $ 1,000,000     $        --        $  1,000,000     $         --    $  1,000,000
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                          3,990,353       2,500,695          10,377,636        8,406,015      34,448,540
   Business development                                237,100         248,202             608,332          741,431       2,559,496
   General and administrative                          771,495         848,994           2,446,745        2,936,328      10,327,909
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                             4,998,948       3,597,891          13,432,713       12,083,774      47,335,945
-----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                      (3,998,948)     (3,597,891)        (12,432,713)     (12,083,774)    (46,335,945)
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                     406,202         535,557           1,352,354        1,769,113       5,678,125
   Interest expense                                         --              --                  --               --         (23,591)
   Other income                                             --              --                  --               --          67,884
-----------------------------------------------------------------------------------------------------------------------------------
                                                       406,202         535,557           1,352,354        1,769,113       5,722,418
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                           $(3,592,746)    $(3,062,334)       $(11,080,359)    $(10,314,661)   $(40,613,527)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss per share, basic and diluted              $     (0.24)    $     (0.22)       $      (0.76)    $      (0.75)
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                 14,709,205      13,787,108          14,626,780       13,766,980
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 1998 and 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                     Cumulative
                                                                                                                        from
                                                                                                                    Jan. 18, 1991
                                                                                                                    (inception)
                                                                                                                      through
                                                                           1998                  1997              Sept. 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                            $(11,080,359)         $(10,314,661)          $ (40,613,527)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                        633,530               491,522               1,917,846
       Stock option expense                                                      --                    --                   3,240
       Issuance of stock in exchange for services rendered                       --                    --                  69,550
       Changes in assets and liabilities:
         Interest receivable                                                 18,751               260,205                (379,810)
         Prepaid expenses                                                   (51,677)              (10,840)               (137,273)
         Other current assets                                               (28,200)               21,662                 (63,151)
         Accounts payable                                                  (264,669)             (688,806)                666,211
         Accrued liabilities                                                (34,334)             (111,727)                404,615
         Other                                                              (34,251)             (110,742)               (412,823)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (10,841,209)          (10,463,387)            (38,545,122)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of investments                                      32,913,708            29,788,298              94,097,045
   Purchases of investments                                             (28,793,117)          (15,658,277)           (113,840,620)
   Purchases of property and equipment                                   (1,064,476)           (1,994,556)             (5,960,469)
   Organizational costs incurred                                                 --                    --                 (19,595)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       3,056,115            12,135,465             (25,723,639)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                                                 5,156,439                40,231              57,558,143
  Proceeds from issuance of preferred stock                                      --                    --              12,336,096
  Proceeds from issuance of note payable                                         --                    --                  41,792
  Repayment of notes payable                                                     --                    --                 (41,792)
  Repayment of lease obligation                                                  --               (30,107)               (103,521)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 5,156,439                10,124              69,790,718
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     (2,628,655)            1,682,202               5,521,957

Cash and cash equivalents at beginning of period                          8,150,612            10,900,059                      --
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  5,521,957          $ 12,582,261           $   5,521,957
==================================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements -- Unaudited


(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1997, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three-and nine-month periods ended September 30, 1998 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.


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

The Company has never generated sales revenue, other than income from a joint development agreement, and has incurred losses since its inception. At September 30, 1998, the Company had a deficit accumulated during the development stage of $40.6 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.


Comparison of Results of Operations

Net losses for the quarter and nine months ended September 30, 1998 were $3.6 million ($0.24 per share) and $11.1 million ($0.76 per share), respectively, compared to $3.1 million ($0.22 per share) and $10.3 million ($0.75 per share), respectively, for the same periods in 1997. The increase in net loss during the quarter and nine months ended September 30, 1998 compared to the same periods last year is due to increased operating expenses, offset by income from the Company's joint development agreement with Teijin Limited of Osaka, Japan. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the quarter and nine months ended September 30, 1998.

Joint development income. During the quarter ended September 30, 1998, the Company received a milestone payment of $1.0 million under the terms of a joint development agreement entered into during January 1998. The milestone payment signifies the completion of a written strategy for Aksys and Teijin to develop the PHD System for use in Japan.

Operating expenses. Operating expenses for the quarter and nine months ended September 30, 1998 were $5.0 million and $13.4 million, respectively, compared to $3.6 million and $12.1 million, respectively, for the quarter and nine months ended September 30, 1997. In comparing the operating expenses for the quarter and nine months ended September 30, 1998 to the same periods in 1997, increases in research and development spending were partially offset by reductions in general and administrative and business development expenses.

Other income (expense). Net interest income for the quarter and nine months ended September 30, 1998 was $0.4 million and $1.4 million, respectively, compared to $0.5 million and $1.8 million, respectively, for the same periods last year. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the quarter and nine months ended September 30, 1998.


Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through September 30, 1998, the Company had received net offering proceeds from public and private sales of equity securities of approximately $70.0 million. Since its inception in 1991 through September 30, 1998, the Company made $6.0 million of capital expenditures and used $38.5 million in cash to support its product development efforts and working capital needs. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $21.0 million, working capital of $20.6 million and long-term investments of $4.3 million.

The Company estimates that during 1998 it will spend approximately $18 million for operations, manufacturing scale-up and commercialization of the PHD System. The Company expects that substantially all of this amount will be used to (i) purchase molds, tooling and other assets to be used by independent contractors to produce the PHD System and pay for other preproduction costs of such contractors payable by the Company and (ii) fund product testing and validation including the purchase of PHD Systems for use in clinical trials from such independent contractors. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and investments as of September 30, 1998, together with potential future milestone payments expected to be received from Teijin Limited under the terms of the joint development agreement, are sufficient to finance the Company's operations through commercialization of the PHD System. The Company will require additional working capital to produce and sell the PHD System in commercial quantities. There are no assurances that the Company will be able to obtain such working capital at terms acceptable to the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)   Statement Regarding Computation of Net Loss Per Share

     (27)   Financial Data Schedule

     (99.1) Press Release of the Company, Issued October 12, 1998

     (99.2) Press Release of the Company, Issued October 26, 1998


(b)  Reports on Form 8-K

          none


                                   Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Aksys, Ltd.


Date: November 11, 1998             By:  /s/ Lawrence H. N. Kinet
      -----------------                  ------------------------

                                         Lawrence H.N. Kinet
                                         Chairman and Chief Executive Officer
                                         and Director


Date: November 11, 1998             By:  /s/ Steven A. Bourne
      -----------------                  --------------------

                                         Steven A. Bourne
                                         Controller

                               INDEX TO EXHIBITS

 Exhibit No.   Description
--------------------------------------------------------------------------------
    11         Statement Regarding Computation of Net Loss Per Share

    27         Financial Data Schedule

    99.1       Press Release of the Company, Issued October 12, 1998

    99.2       Press Release of the Company, Issued October 26, 1998