Form 10-K
period 1998-12-31
AKSYS LTD
filed 1999-03-31
CIK 902600

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

       =========================================================================
       [x] Annual Report pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934 for the fiscal year ended December 31, 1998 or
                                                          -----------------

       [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934 for the transition period from _______ to ______

================================================================================
                         Commission file number 0-28290
       =========================================================================

================================================================================
                                  AKSYS, LTD.
             (Exact name of registrant as specified in its charter)
       =========================================================================

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

                    Common Stock, par value $.01 per share,
                  and related preferred stock purchase rights
       -----------------------------------------------------------------------
                                (Title of Class)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes __x__  No_____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregated market value of voting stock held by non-affiliates of the registrant as of March 19, 1999 at a closing sale price of $5.438 as reported by the Nasdaq National Market was approximately $52,419,000.

       As of March 19, 1999 the registrant had 14,812,585 shares of Common Stock issued and outstanding.

                      Documents Incorporated by Reference

       Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting to be held on April 22, 1999 (the "Proxy Statement") are incorporated by reference in Part III and portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference in Part II and Part IV.

================================================================================

                                  AKSYS, LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                                        Page No.
                                                                                        --------

PART I...................................................................................   1

Item 1.          Business................................................................   1
Item 2.          Properties..............................................................  17
Item 3.          Legal Proceedings.......................................................  17
Item 4.          Submission of Matters to a Vote of Security-Holders.....................  17

PART II.................................................................................   17

Item 5.          Market for the Registrant's Common Stock and Related
                 Stockholder Matters.....................................................  17
Item 6.          Selected Financial Data.................................................  17
Item 7.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...................................................  19
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk..............  22
Item 8.          Financial Statements and Supplementary Data.............................  23
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................  23

PART III.................................................................................  23

Item 10.         Directors and Executive Officers of the Registrant......................  23
Item 11.         Executive Compensation..................................................  23
Item 12.         Security Ownership of Certain Beneficial Owners and Management..........  23
Item 13.         Certain Relationships and Related Transactions..........................  23

PART IV..................................................................................  24

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  24

SIGNATURES...............................................................................  25

EXHIBIT INDEX............................................................................  26


PART I

Item 1.  Business

                                   Background

     Aksys, Ltd. (the "Company") was founded in 1991 to provide hemodialysis products and services for patients suffering from end-stage renal disease ("ESRD"), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home, and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the patients' quality of life. All these characteristics have been associated with daily hemodialysis.

     The Company is currently working toward satisfying the regulatory requirements for Food and Drug Administration ("FDA") clearance of the PHD System in the United States. On March 30, 1999, the Company filed an Investigational Device Exemption ("IDE") with the FDA. After approval of the IDE, the Company will begin a clinical evaluation of the PHD System. The Company expects the clinical evaluation will be approximately six months in length. Following completion of the clinical evaluation, the data compiled will be submitted along with other requested data in a 510(k) pre-market notification, which the Company expects to file in early 2000. 510(k) clearance by the FDA is required prior to the U.S. commercialization of the PHD System.

     In parallel with its U.S. regulatory efforts, the Company will seek to obtain ISO 9001 certification in 1999, and also intends to submit final production systems for CE mark approval (the European equivalent to 510(k) clearance) during this same time frame. The Company hopes to receive CE mark approval in late 1999 or early 2000, followed by a product launch in select European countries.

     Japan is also a significant market where Aksys plans to seek regulatory approval, although the regulatory approval cycle in Japan is much longer than in the U.S. On January 7, 1998, the Company entered into a strategic alliance with Teijin Limited of Osaka Japan (see "Foreign Operations" for a description of the agreements that represent the strategic alliance). The Company is currently working with Teijin to jointly develop and eventually commercialize the PHD System in Japan.

     There can be no assurance that the Company will be able to obtain any of the above-mentioned regulatory clearances or approvals in a timely manner or at all.

                                The Marketplace

     The target market of the Company is the ESRD treatment market. A healthy human kidney continuously removes waste products and excess water from the blood. ESRD is a slow, progressive loss of kidney function caused by inherited disorders, prolonged medical conditions such as diabetes and hypertension, or the long-term use of certain medications. ESRD is irreversible and lethal if untreated. Life can be sustained only through either transplantation or dialysis. Transplantation is severely limited due to the shortage of suitable donors, the incidence of organ transplant rejection and the age and health of many ESRD patients. The vast majority (over 90%) of patients, therefore, must rely on dialysis for the remainder of their lives.

     The Company estimates that $15 billion was spent in the U.S. during 1998 for the treatment of patients suffering from ESRD, of which nearly $5 billion was directly related to dialysis treatment. Based upon information published by the Health Care Financing Administration ("HCFA"), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to approximately 250,000 at the end of 1998, representing a compound annual growth rate of approximately 8%. In addition, it is estimated that there were approximately 330,000 dialysis patients in Europe and Japan in 1997. The Company believes that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United
States is 62), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk - with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney and (v) a possible increase in the use of medications that damage the kidneys.

Given the expense of kidney dialysis treatments and the lack of effective alternative therapies, in 1972 Congress enacted legislation providing for Medicare funding for all eligible patients with ESRD regardless of age or financial circumstances.

Under this program, after the first 30 months of treatment Medicare is responsible for payment of 80% of the rate set by HCFA for reimbursement of outpatient dialysis. Although this program made dialysis available to virtually all patients in need of treatment, the cost of funding the program grew rapidly, quickly exceeding original expectations. In an effort to hold down these costs, Congress, in 1983, capped the Medicare reimbursement rate for outpatient dialysis at approximately $20,000 per patient per year. The costs of operating dialysis centers, however, such as capital, labor and facility overhead, have continued to rise. These circumstances have forced dialysis providers to seek ways to reduce dialysis treatment costs. For example, certain dialysis providers may be shortening dialysis treatments, reusing medical equipment and supplies intended for a single use and shifting the responsibilities of doctors and nurses to employees with less training.

                                 Reimbursement

Demand for the Company's products and services will be influenced by governmental and other third-party reimbursement programs because providers of ESRD treatment are often reimbursed by Medicare, Medicaid and private insurers.

Medicare Reimbursement

Medicare generally provides health insurance coverage for persons who are age 65 or older and for persons who are completely disabled. Medicare also provides coverage for other eligible patients, regardless of age, who have been medically determined to have ESRD. For patients eligible for Medicare based solely on ESRD (generally patients under age 65), Medicare eligibility begins three months after the month in which the patient begins dialysis treatments. During this three-month waiting period, either Medicaid, private insurance or the patient is responsible for payment for dialysis services. This waiting period is waived for individuals who participate in a self-care dialysis training program, or are hospitalized for a kidney transplant and the surgery occurs within a specified time period.

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

When Medicare is the primary payer, it reimburses 80% of the composite rate set by the Medicare prospective reimbursement system for each dialysis treatment. The beneficiary is responsible for the remaining 20%, as well as any unmet Medicare deductible amount, although an approved Medicare supplement insurance policy, other private health insurance or Medicaid may pay on the beneficiary's behalf. The Medicare base composite rates for outpatient dialysis services currently are $126 per treatment for hospitals and $122 for independent facilities (equivalent to approximately $20,000 per year) and are adjusted depending on regional wage differences. Reimbursement rates are subject to periodic adjustment based on certain factors, including budget and other legislation and costs incurred in rendering the services if tied to certain criteria. The composite reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous Congressional actions resulted in net reductions of the average composite reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in December 1990. Effective January 1, 1991, Congress increased the ESRD composite reimbursement rate, resulting in the current average rate of $126 per treatment.

Reimbursement for home dialysis can be made in two ways. A beneficiary may choose to receive home dialysis equipment, supplies and support services directly from a facility or to make independent arrangements for equipment, supplies and support services. If the beneficiary chooses to use a facility, the facility receives the composite rate for each treatment the patient performs at home. If the beneficiary chooses to make independent arrangements, the supplier bills Medicare on an assignment basis and payment is made at a rate not greater than the composite rate, with the exception of CCPD (as defined below). There is a monthly payment cap of $2,080 for CCPD and approximately $1,600 for all other methods of home dialysis.

The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies. Actions to change such rate usually occur in the context of federal budget negotiations each year.

In its March 1, 1996 report, ProPAC recommended that HCFA should encourage the availability of managed care alternatives for ESRD patients. Previously, in 1993, Congress directed HCFA to include the integration of chronic and acute ESRD care management through expanded community care services. In January 1996, HCFA announced the availability of funding for ESRD Managed Care Demonstrations based on approval of grant applications and proposals. During October 1996, HCFA announced the selection of four dialysis treatment centers where government funding will be provided to conduct the ESRD Managed Care Demonstration Project. In addition to the HCFA ESRD Managed Care Demonstration Project, private companies have recently initiated disease management programs for the treatment of ESRD patients.

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

Medicaid Reimbursement

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverage (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets.


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

Hemodialysis

HCFA estimates that as of December 31, 1997, approximately 87% (200,000) of the ESRD dialysis patients in the United States were receiving hemodialysis. Approximately 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient's blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

Home hemodialysis was common practice prior to Medicare funding, with approximately 42% of the 11,000 United States dialysis patients on home hemodialysis in 1973. Although the initial motivation for performing home treatment for many patients reflected the lack of availability of dialysis clinics and the desire to reduce the cost of hospital-based dialysis, clinicians report that many of these patients found significant advantages in quality of life when treating themselves at home. As Medicare funding became available, however, the vast majority of patients began receiving treatment in outpatient facilities, and hemodialysis machines became more complex and sophisticated as they evolved for use in clinics. The dialysis machines currently used in these centers are predominantly operated by trained personnel and require significant manual preparation and cleaning in connection with each treatment session.

Peritoneal Dialysis

HCFA estimates that as of December 31, 1997, approximately 13% (30,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient's peritoneum, a large membrane rich in blood vessels that surrounds many of the body's internal organs, as a filter to eliminate toxins and excess fluids from the patient's blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient's peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis ("CAPD"), the process of exchanging dialysate into and out of the patient's peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis ("CCPD"), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms require strict aseptic technique.

Limitations of Prevailing Treatment Methods

Hemodialysis. Patients receiving outpatient hemodialysis often experience a number of chronic and acute health problems. The chronic problems include hypertension, anemia (low red blood cell count), malnutrition, fluid and electrolyte imbalance, calcium deficiency, insomnia, sexual impotency, decreased mental acuity and lower energy levels. The acute problems include headaches, nausea, hypotension and asthenia (a general lack of strength and vitality), which are associated with thrice weekly dialysis sessions. In addition, a general feeling of ill health tends to increase between dialysis treatments as a result of toxins, sodium and water building up in the patient's blood. These side effects have a significant impact on (i) clinical outcomes, with the leading cause of death among ESRD patients being cardiovascular disease, which many clinicians believe is caused in large part by oscillations in toxins, sodium and body fluid levels, (ii) total patient costs, resulting from the frequent need to hospitalize ESRD patients as well as the need to treat anemia and hypertension with medication and (iii) patient quality of life, with patients having to not only suffer through these chronic and acute health problems and related "hangover" frequently following each treatment, but also to essentially devote three days per week to the treatment regimen.

The Company believes that these health problems are caused in part by inadequate doses and frequency of dialysis. The amount of toxins removed from the blood during dialysis is widely accepted to be determined by a formula indicating that hemodialysis is most efficient in the earlier stages of therapy. Thus, simply increasing the duration of a treatment session is not the most efficient way to improve the dose of hemodialysis. Rather, the efficiency of hemodialysis and the delivered dose can be improved with more frequent dialysis sessions of shorter duration. More frequent sessions also decrease the severe oscillations in toxin and hydration levels associated with the prevailing thrice weekly dialysis regimen and should result in fewer side effects.

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost. According to HCFA, total treatment costs per dialysis patient have risen from $33,400 in 1988 to $63,000 in 1997. The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the "composite rate") has been capped since 1983, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis. Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

The Company expects that Medicare will eventually change its reimbursement with respect to ESRD patients to a managed care system in which all costs of treating ESRD patients are subject to a cap. This would encourage providers to focus on clinical outcomes in order to reduce the total cost of care. Congress has mandated a demonstration project to evaluate the benefits of an ESRD managed care approach, in which providers would be paid a capitated rate covering both in-patient and outpatient care. This project began in 1998 and will run for three years.

Peritoneal Dialysis. Although peritoneal dialysis accounted for 13% (or 30,000) of the dialysis patient population in 1997 according to HCFA, approximately 23% (or 7,000) of the patients in the United States switched to outpatient in-center hemodialysis. The Company believes that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient "burnout" and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

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

Home Hemodialysis as an Alternative

     The Company believes that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients. Several studies over the past 32 years indicate that increasing the number of dialysis treatments per week leads to dramatic improvements in patients. The Company has compiled data on 72 patients (including approximately 24 patients from nine centers in Europe and the U.S. treated with daily hemodialysis for up to 14 years) dialyzing six or seven times per week. The data obtained from these retrospective studies indicates that the patients involved, when dialyzing six or seven times per week, experienced normalization of blood pressure, decreased incidence of anemia, improved appetite and decreased mortality. Several study centers report that most of the ESRD patients who performed hemodialysis on a daily basis reported that daily hemodialysis gave them a more positive attitude toward treatment and a higher quality of life. Neither the Company nor the PHD System was involved in the treatments received by patients in these studies and the Company did not fund these studies. Moreover, patient selection for these studies was not randomized; the Company gathered the data on a retrospective basis from providers that it knew were treating patients with a daily hemodialysis regimen. Consequently there can be no assurance that the patient populations in these studies are representative of the general ESRD patient population. As a result, these studies should not be deemed to have established the impact of daily hemodialysis on clinical outcomes.

     In addition to the aforementioned retrospective studies, daily hemodialysis is gaining popularity. There are initiatives in the U.S. and worldwide to study the benefits of daily hemodialysis. The Company estimates that in early 1999, there are 21 centers world, 10 of which are in North America, treating over 140 patients with daily hemodialysis.

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

     There is also a perception that vascular access complications arising from inserting the needles into the patient's blood access site may increase with daily treatment sessions. These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients. Although the Company believes that vascular access complications should not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease, that belief is based on data collected from patients using a native fistula. The Company has collected little data from patients using artificial blood vessel grafts or central venous catheters, and there is no assurance that such grafts or catheters will withstand daily treatment. There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of "single needle" vascular access devices which reduce the number of punctures by half,
(ii) the use of central venous catheters which eliminate the need to use needles at all, (iii) novel graft materials, (iv) new, totally implanted central venous catheters with titanium ports and (v) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher and member of the Company's Scientific Advisory Board.

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

PHD System is a fully automated personal dialysis instrument designed to enable patients to perform hemodialysis in a self-care setting, such as the patient's home, on a frequent or daily basis. The PHD System is designed to reduce the patient's time and effort involved in performing each hemodialysis treatment and to be operated by the patient with minimal or no assistance. Through a touch sensitive display screen with instructions available on a graphic video display, the PHD System is designed to be less intimidating and easier to use than current hemodialysis systems. The system can be separated into three modules to facilitate transportability.

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

The PHD System is intended to reduce total treatment costs for ESRD patients, including hospitalization costs. There is no reliable way at this time, however, to quantify the potential savings in total treatment cost. The Company expects that the PHD System will be priced at a level close to the cost of competing dialysis treatment modalities. Thus, the Company expects there will be little or no reduction in dialysis cost (as opposed to total treatment costs) associated with the PHD System.

Although the Company believes that the PHD System provides a solution to many of the problems presented by conventional dialysis modalities, there are a number of risks that must be overcome for the PHD System to succeed, including the uncertainty of obtaining regulatory clearance or approval and of achieving market acceptance and development.

Other Product Development

     During 1999, virtually all of the Company's resources will be devoted to the development and regulatory approval process of the PHD System. As the Company nears the stage of commercial production, resources will continue to be devoted to additional features, service and support of the PHD System. At that time, resources will also be directed toward using the platform technology incorporated in the PHD System to develop follow-on products.


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

     Target Specific Market Segments. The Company intends to market its products and services directly to those providers of dialysis services most focused on patient outcomes and total cost of care. This strategy is designed to achieve access to the key patient segments which the Company believes will be especially receptive to frequent home hemodialysis using the PHD System, including: (i) dialysis patients currently receiving conventional home hemodialysis, (ii) dialysis patients who drop out of home peritoneal dialysis, (iii) ESRD patients currently enrolled in a managed care program, such as a health maintenance organization and (iv) ESRD patients who are just beginning dialysis treatment. In the United States, these segments accounted for approximately 2,000, 7,000, 12,000 and 80,000 dialysis patients, respectively, in 1997 according to industry data. Although the PHD System has been designed primarily for home use, the Company believes it will also be an attractive alternative dialysis device for self-care clinics, nursing homes and hospitals in an acute care setting.

     Provide a Broad Range of Dialysis Products and Services. The Company intends to provide a broad range of products and services for hemodialysis patients and providers. In addition to the delivery, installation and maintenance of the PHD System, the Company intends to provide training, technical support and delivery of all required consumables. The Company intends to sell the instruments to the customers or to a third party lease company, and enter into contracts with its customers to provide all consumables and services for a single monthly price.

     Capture and Provide Outcome Data. The PHD System has a built-in computer capable of recording specific medical data regarding dialysis treatment and patient health and compliance. Future versions of the PHD System will allow outcome data to be furnished on-line to the healthcare provider responsible for treating the patient and will aid the provider in assessing the effectiveness of the patient's dialysis treatment prescription as well as promote the potential clinical and cost benefits of frequent home hemodialysis. Outcome data should become increasingly important if, as the Company believes, HCFA moves towards a reimbursement system that capitates total ESRD patient cost.

     Implement Programs to Demonstrate Clinical Benefits and Cost-Effectiveness. The Company intends to complement its marketing by conducting clinical studies and implementing other measures designed to document the clinical and cost benefits it believes will result from frequent home hemodialysis using the PHD System. In 1998, the Company sponsored a study at six centers to measure the early improvements in nutrition and well-being of patients converting from the standard thrice-weekly hemodialysis regimen to a daily hemodialysis regimen.

Results of the study indicated dramatic improvements in the patients' feeling of well-being after converting to a regimen of daily hemodialysis. In addition, the Company is sponsoring a long-term study, lasting at least two years, to measure the long-term clinical benefits of daily hemodialysis. In collaboration with members of the Company's Scientific Advisory Board and other leading nephrologists, the Company intends to promote the benefits of the PHD System through publication in clinical journals and presentations at scientific conferences of the results of these studies.

Phased Domestic and International Market Launch. The Company believes that there is worldwide demand for a cost effective, more clinically effective approach to dialysis. In addition to pursuing market launch in the United States, the Company is establishing marketing and regulatory resources in Europe, Japan and elsewhere. According to international patient registries compiled by the USRDS, there were approximately 160,000 dialysis patients in Europe and 170,000 dialysis patients in Japan, both as of December 31, 1997.

Sales and Marketing

The Company initially intends to operate with a relatively small direct sales force to market its products and services, primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups. The Company intends to distribute and provide technical support for the PHD System through third parties.



                          Manufacturing and Suppliers

The Company does not intend to initially manufacture any component of the PHD System or related consumables. With respect to the PHD System, the Company has contracted with SeaMED Corporation (''SeaMED''), a contract manufacturer of medical devices, to assemble and produce the dialysis machine. The Company has entered into an agreement with SeaMED that remains in effect for three years after delivery of the first production model of the PHD System, subject to earlier termination under specified circumstances. SeaMED has specialized in the custom manufacturing of medical instrumentation for more than 15 years and is certified to ISO requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. The Company intends to identify additional manufacturing locations in the future, whether or not owned by SeaMED, to avoid having to rely on a single location. There can be no assurances that the Company will be able to do so on terms acceptable to it. The manufacturing of the Company's products is subject to GMP and other requirements prescribed by regulatory agencies. There can be no assurance that SeaMED or any other manufacturer of the Company's products will continue to comply with applicable regulatory requirements or that SeaMED or any such manufacturer will be able to supply the Company with such products in sufficient quantity or at all.

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

                            Research and Development

As of December 31, 1998, the Company employed a research and development staff of 64 full time employees, most of whom are engineers and technicians. In addition, the Company used contractors on an as needed basis to assist in its development process. The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 1998, 1997 and 1996, the Company incurred total research and development expenditures of approximately $15,343,000, $10,887,000 and $6,515,000, respectively.

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

The Company's primary competitors in supplying dialysis equipment, supplies and services are expected to be Baxter International Inc., Fresenius Medical Care AG and CGH Medical, Inc. (Cobe, Gambro, Hospal). These companies and most of the Company's other potential competitors have substantially greater financial, scientific and technical resources, research and development capabilities, marketing and manufacturing resources and experience than the Company and greater experience in developing products, providing services and obtaining regulatory approvals. In addition, the Company is aware of at least one other company that may be developing a machine that could be used for daily home hemodialysis.

The Company's ability to successfully market its products and services could be adversely affected by pharmacological and technological advances in preventing the progression of ESRD in high-risk patients (such as those with diabetes and hypertension), technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants. There can be no assurance that competitive pressure or pharmacological or technological advancements will not have a material adverse effect on the Company.

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

                             Government Regulation

Food and Drug Administration

The PHD System is regulated as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act"). Pursuant to the FDC Act, the FDA regulates the manufacture and distribution of medical devices in the United States. Noncompliance with applicable requirements can result, among other things, in fines, injunctions and civil penalties; recall or seizure of products; total or partial suspension of production; denial or withdrawal of pre-market clearance or approval of devices; recommendations by the FDA that the Company not be allowed to enter into government contracts; and criminal prosecution. The FDA also has authority to require repair, replacement or refund of the cost of any device illegally manufactured or distributed by the Company.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to GMPs). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance and patient registries). Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

The Company submitted a 510(k) pre-market notification for clearance of the PHD System on March 5, 1996. The FDA notified the Company on July 17, 1996 of the acceptance for formal review of the Company's 510(k) pre-market notification submission. Subsequently, on September 18, 1996, the FDA notified the Company of additional data required to be submitted with regard to the PHD System. The FDA also notified the Company of the requirement for clinical data to be included in the 510(k) pre-market notification submission. While the FDA withdrew the Company's 510(k) filing due to the request for clinical data, the FDA also notified the Company to resubmit the requested data, once available, in the form of a new 510(k) pre-market notification.

On March 30, 1999, the Company filed an Investigational Device Exemption ("IDE") with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System. After approval of the IDE, the Company will begin a clinical evaluation of the PHD System. The Company expects the clinical evaluation will be approximately six months in length. Upon completion of the clinical evaluation, the data compiled will be submitted along with other requested data in a new 510(k) pre-market notification, which the Company expects to file in early 2000. Although the FDA has notified the Company that it may submit a new 510(k) pre-market notification subsequent to the completion of clinical trials, there is no assurance that the FDA will not require the Company to file a PMA for approval to market the PHD System rather than a 510(k) pre-market notification. Should the FDA require a PMA filing, the regulatory approval timeline and commercial launch date in the United States may be adversely affected.

The IDE approval and 510(k) clearance processes are lengthy and uncertain and require substantial commitments of the Company's financial resources and management's time and effort. Significant unforeseen delays in either process could occur as a result of the FDA's failure to schedule advisory review panels, changes in established review guidelines, regulations or administrative interpretations or determinations by the FDA that clinical data collected is insufficient to support the safety and effectiveness of one or more of the devices for their intended uses or that the data warrants the continuation of clinical studies. Delays in obtaining, or failure to obtain, requisite regulatory approvals or clearances in the United States and other countries would prevent the marketing of the PHD System and other devices and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

In parallel with U.S. regulatory efforts, the Company expects to obtain ISO 9001 certification in 1999, and also to submit final production systems for CE mark approval (the European equivalent to 510(k) clearance in the U.S.) during this same time frame. The Company is anticipating CE mark approval in late 1999 or early 2000, followed by a controlled product launch in select European countries.

                             Intellectual Property

As of January 29, 1999, the Company either owns or has exclusive rights to 31 U.S. patents and 14 foreign patents for technologies that are essential to
developing a safe, convenient, self-contained hemodialysis system.   The U.S.
Patent and Trademark Office has also allowed claims on three additional patents. The Company has filed a number of additional patent applications directed to a number of different features of the PHD System in the United States, and in several other countries that have significant hemodialysis markets. The Company has also filed a Patent Cooperation Treaty ("PCT") patent application that permits it to file patent applications in additional PCT-member countries for a limited period of time. The Company expects to file additional patent applications in the United States directed to the PHD System as new technology is developed.

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

                                   Employees

As of December 31, 1998, the Company had 74 full-time employees, 64 of whom were employed in research and development capacities. The Company considers its employee relations to be good.

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

Bruce E. Dobsch joined the Company in October 1998 as Senior Vice President of Research and Development. During his 28 years in the medical diagnostics field with DuPont and Dade Behring, he was instrumental in overseeing the development of numerous complex medical products from initial concept to commercialization. From 1996 to 1998, he was Vice President of Research and Development for Dade Behring's Chemistry and Engineering Skill Center. Previously, from 1989 through 1996, he was Director of Research and Development for DuPont's Chemistry Division.

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

The following individuals are key employees of the Company:

Edward J. Argelander joined the Company in January 1999 as Vice President of Business Quality Systems. He has more than 30 years of experience in developing instrumentation and was responsible for creating and implementing an ISO 9001-based quality management system for the diagnostics division of DuPont.

Manuel Avila has served as Vice President of Manufacturing since July 1997. From January 1997 until July 1997, he served as Director of Purchasing. Prior to joining the Company, Mr. Avila worked at Haemonetics Corporation from 1993 until 1996, most recently as Director of Operations. Prior to joining Haemonetics, Mr. Avila held various engineering positions with Polaroid Corporation.

Carl M. Kjellstrand, M.D., Ph.D., joined the Company in April 1997 as Vice President of Medical Affairs. He joined us from the University of Alberta with more than 40 years of medical teaching experience. As a long-time advocate of patients' rights, his research in dialysis has been published in more than 450 articles. A former consultant to the U.S. Food and Drug Administration on medical devices and former president of the Canadian Society of Nephrology, he is an active member of leading scientific societies and editorial boards.

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

                           Product Liability Exposure

The Company's business exposes it to potential product liability risks that are inherent in the production, marketing and sale of dialysis products. There can be no assurance that the Company will be able to avoid significant product liability exposure. The Company currently does not maintain product liability insurance, but expects to acquire product liability insurance upon commercialization of the PHD System. There can be no assurance that it will be able to obtain such insurance on acceptable terms or at all or that any insurance policy if obtained will provide adequate protection against potential claims. Furthermore, the Company's agreements with contract manufacturers require the Company to obtain product liability insurance, and the failure to obtain such insurance could materially and adversely affect the Company's ability to produce the PHD System. A successful claim brought against the Company in excess of any insurance coverage maintained by the Company could have a material adverse effect upon the Company. In addition, the Company has agreed to indemnify certain of its contract manufacturers against certain liabilities resulting from the sale of the PHD System.

                               Foreign Operations

In April 1996, the Company established Aksys Japan, K.K. ("AJKK"), a wholly-
owned Japanese subsidiary.   AJKK had no employees as of December 31, 1998.
The Company has engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan. The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as the Company progresses through the
stages of clinical studies, regulatory approval and market launch.   All efforts
and decisions are directed from the Company's headquarters in Lincolnshire, Illinois.

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

The Joint Development Agreement provides that, conditional on the achievement of certain milestones, Teijin will make additional cash payments to Aksys totaling up to $5,000,000. The first of those milestones, for agreeing to the regulatory strategy in Japan, resulted in a payment to Aksys of $1,000,000 during 1998.
The Company expects to earn remaining milestone payments under the Joint Development Agreement during 1999 and 2000, but there can be no assurance that the Company will meet the requisite milestones.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted for a vote of the Company's stockholders during the fourth quarter ended December 31, 1998.


PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

The Company's Common Stock trades on the Nasdaq Stock Market (NNM) under the symbol AKSY. The following table lists the quarterly high and low prices of the Common Stock for the period from January 1, 1997 through December 31, 1998.

             Fiscal         Fiscal
              Year          Quarter              High            Low
             ------         -------            --------        -------

              1998            1st                8.375           5.75
                              2nd                 7.50           5.75
                              3rd                8.875           4.75
                              4th                 7.50           3.50

              1997            1st                13.25           8.50
                              2nd                9.875           4.00
                              3rd                8.688           4.25
                              4th               11.375           5.25

There were 267 stockholders of record of the Company's Common Stock as of March 4, 1999. In addition, the Company estimates that there were approximately 4,200 beneficial stockholders at March 4, 1999, who held shares in "street name." The Company has not paid cash dividends to date, and management anticipates that future earnings will be retained for development of the Company's business.

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

                                                                                                                    Cumulative from
                                                                                                                    January 18, 1991
                                                           Year Ended December 31,                                    (inception)
                                    ----------------------------------------------------------------------------        through
                                         1998             1997            1996           1995           1994       December 31, 1998
                                     ------------     ------------    ------------    -----------    -----------   -----------------
Consolidated Statement of
 Operations Data:
Revenues:
 Joint development
  income                             $  1,000,000     $         --    $         --    $        --    $        --       $  1,000,000
                                     ------------     ------------    ------------    -----------    -----------       ------------
Operating costs and expenses:
 Research and development              15,342,533       10,886,803       6,515,485      4,261,230      1,808,638         39,413,437

 Business development                   1,185,254        1,043,867         547,767        359,530             --          3,136,418

 General and administrative             3,304,747        3,848,701       2,559,441        876,613        266,418         11,185,911
                                     ------------     ------------    ------------    -----------    -----------       ------------
Total operating expenses               19,832,534       15,779,371       9,622,693      5,497,373      2,075,056         53,735,766
                                     ------------     ------------    ------------    -----------    -----------       ------------

Operating loss                        (18,832,534)     (15,779,371)     (9,622,693)    (5,497,373)    (2,075,056)       (52,735,766)

Other income, net                       1,677,807        2,272,769       1,803,656        152,710         40,174          6,047,871
                                     ------------     ------------    ------------    -----------    -----------       ------------


Net loss                             $(17,154,727)    $(13,506,602)   $ (7,819,037)   $(5,344,663)   $(2,034,882)      $(46,687,895)
                                     ============     ============    ============    ===========    ===========       ============


Net loss per share(1)                      $(1.17)          $(0.98)         $(0.63)
                                     ============     ============    ============


Weighted average shares
 outstanding(1)                        14,653,953       13,791,236      12,441,718
                                     ============     ============    ============



                                                                                December 31,
                                              ----------------------------------------------------------------------------------

                                                  1998              1997              1996              1995            1994
                                              --------------    -------------     -------------     ------------   -------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 short-term investments                        $ 20,260,268      $ 29,195,656      $ 45,649,934       $ 3,957,105   $ 1,007,015

Working capital                                  18,009,636        28,432,501        45,041,960         3,565,263       723,512

Total assets                                     25,941,835        36,647,251        50,147,510         4,693,450     1,476,892

Long-term liabilities(2)                            123,041            77,269            19,630            35,761        84,436

Redeemable preferred stock                               --                --                --        12,406,761     3,900,000
Deficit accumulated during
 development stage                              (46,690,928)      (29,536,201)      (16,029,599)       (8,210,562)   (2,862,866)

Total stockholders' equity (deficit)             23,301,944        35,287,989        48,684,094        (8,201,948)   (2,845,166)

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) Consists primarily of deferred rent under operating lease for facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from ESRD. The Company has developed the PHD System, which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At December 31, 1998, the Company had a deficit accumulated during the development stage of $46.7 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.



Note on Forward-Looking Information

Certain statements in this Form 10-K and in the future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor, SeaMED Corporation, and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) changes in GMP requirements, (iv) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (v) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD System, the Company's primary product in development, (vi) changing market conditions,
(vii) the need to further establish the clinical benefits of daily hemodialysis,
(viii) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (ix) the potential adverse impact of possible changes to Medicare reimbursement policies and rates, (x) the Company's dependence on key personnel and on patents and proprietary information, and (xi) risks related to the regulatory approval process. Regulatory risks include whether and when the Company will obtain an approved Investigational Device Exemption (IDE), the timing, scope and results of the Company's clinical trials, and whether and when the Company will obtain clearance from the FDA of a 510(k) pre-market notification or PMA (and equivalent regulatory clearances for Europe and Japan), and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net loss for the year ended December 31, 1998 was $17.2 million ($1.17 per share), compared with $13.5 million ($0.98 per share), 1997 fiscal year. The increase in net loss during 1998 compared with 1997 is due to increased operating expenses, offset by income from the Company's joint development agreement with Teijin Limited of Osaka, Japan. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during 1998 as compared to 1997.

Joint development income. During July 1998, the Company received a milestone payment of $1.0 million under the terms of a joint development agreement entered into during January 1998. The milestone payment signifies the completion of a written strategy for Aksys and Teijin to develop the PHD System for use in Japan.

Research and development expenses.   For the year ended December 31, 1998,
research and development expenses increased to $15.3 million from $10.9 million for the year ended December 31, 1997. The increase of $4.4 million included one-time charges related to delivery of PHD Systems to be used during the 1999 clinical evaluation.

Excluding the one-time charge, research and development expenses increased by $2.8 million, reflecting increased activity as the Company completes development work and prepares for clinical trials in 1999.

Business development expenses.   During 1998, business development expenses
increased $0.2 million, from $1.0 million in 1997 to $1.2 million in 1998. The increase is attributable to the Company preparing for commercialization of the PHD System in Europe and expenses related to operations of Aksys Japan, K.K., the Company's wholly-owned subsidiary in Japan.

General and administrative expenses.   For the year ended December 31, 1998,
general and administrative expenses decreased from $3.8 million in 1997 to $3.3 in 1998. The decrease of $0.5 million results from the Company's efforts to keep administrative and overhead costs to a minimum and direct its funds toward the Company's development efforts.

Interest income. For the year ended December 31, 1998, interest income was $1.7 million, compared with $2.3 million for the year ended December 31, 1997, a decrease of $0.6 million. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the year ended December 31, 1998.

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

Interest income was $2.3 million for the year ended December 31, 1997 compared to $1.8 million for the year ended December 31, 1996, an increase of $0.5 million. The increase in interest income was primarily due to the investment of proceeds from the Company's initial public offering in May 1996 for a full year in fiscal 1997, as opposed to only approximately 7 months in fiscal 1996, offset by funds expended on the development of the PHD System.

As a result of the foregoing, the Company's net loss was $13.5 million ($0.98 per share) for the year ended December 31, 1997, an increase of $5.7 million ($0.35 per share) from the net loss of $7.8 million ($0.63 per share) for the year ended December 31, 1996.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through December 31, 1998, the Company had received net offering proceeds from public and private sales of equity securities of approximately $69.9 million. Since its inception in 1991 through December 31, 1998, the Company made $6.3 million of capital expenditures and used $42.5 million in cash to support its operations. At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $20.3 million, working capital of $18.0 million and long-term investments of $0.8 million.

The Company estimates that during 1999 it will spend approximately $13 to $15 million for operations, clinical evaluation and preparation for commercialization of the PHD System. The Company expects that substantially all of this amount will be used to (i) purchase PHD Systems to be used in clinical trials, (ii) fund product testing and validation including the purchase of PHD Systems for use in clinical trials from such independent contractors, and (iii) conduct clinical studies using the PHD System. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and investments as of December 31, 1998, together with future milestone payments to be received from Teijin under the terms of the joint development agreement, are sufficient to finance the Company's operations, except for working capital needs related to production of machines, through the date the Company files for 510(k) approval of the PHD System.

Generally, the Company expects U.S. customers to purchase PHD Systems and enter into contracts whereby the Company will provide all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD Systems, under which the single monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and service. Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company were successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

The Company's funding needs will depend on many factors, including the timing and costs associated with obtaining FDA clearance or approval, continued progress in research and development, the extent and results of clinical studies, manufacturing scale-up, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that the Company's plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated. In addition, in the future the Company will require substantial additional financing to fund full-scale production and marketing of the PHD System and related services. The Company has no current arrangements with respect to sources of additional financing. There can be no assurance that FDA clearance or approval will be obtained in a timely manner or at all or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

The Company has not generated taxable income to date. At December 31, 1998, the net operating losses available to offset future taxable income were approximately $49.9 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The investments of the Company have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to the investments of the Company is not significant as substantially all of such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 18 months), which are by their nature less sensitive to interest rate movements. The investments of the Company are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Balance Sheets as of December 31, 1998 and 1997, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1998, 1997 and 1996 and for the period from January 18, 1991 (inception) through December 31, 1998, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 11 through 22 of the 1998 Annual Report to Stockholders of the Registrant are incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading "Election of Directors Certain Relationships and Related Transactions," which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements:

   1.  Financial Statements.

       The Consolidated Balance Sheets as of December 31, 1998 and 1997, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1998, 1997 and 1996 and for the period from January 18, 1991 (inception) through December 31, 1998, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 11 through 22 of the 1998 Annual Report to Stockholders of the Registrant are incorporated herein by reference.

   2.  Financial Statement Schedules.

       None.

(b)   Reports on Form 8-K.

   None.

(c)   Exhibits.

   See "Exhibits Index" below.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                             AKSYS, LTD.

                                             By     /s/ Steven A. Bourne
                                               -------------------------------
                                                     Steven A. Bourne
                                                    Controller and Acting
                                                   Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 31st day of March, 1999.

          Signature                           Capacity
          ---------                           --------



   /s/ Lawrence H.N. Kinet    Chairman, Chief Executive Officer and Director
-----------------------------
     Lawrence H.N. Kinet      (Principal Executive Officer)



   /s/ Steven A. Bourne       Controller  and Acting Chief Financial Officer
-----------------------------
     Steven A. Bourne



   /s/ Rodney S. Kenley       Vice President, Business Development and Director
-----------------------------
    Rodney  S. Kenley


   /s/ Richard B. Egen        Director
-----------------------------
    Richard B. Egen


   /s/ Peter H. McNerney      Director
-----------------------------
    Peter H. McNerney


   /s/ K. Shan Padda          Director
-----------------------------
    K. Shan Padda


  /s/ W. Dekle Rountree, Jr.  Director
-----------------------------
    W. Dekle Rountree, Jr.


   /s/ Bernard R. Tresnowski  Director
-----------------------------
    Bernard R. Tresnowski

                                  AKSYS, LTD.
                                 EXHIBIT INDEX
Exhibit
Number      Description
--------------------------------------------------------------------------------
3.1         Restated Certificate of Incorporation of Aksys, Ltd. (1)..........
3.2         Amended and Restated By-Laws of Aksys, Ltd. (1)...................
4.1         Form of certificate representing shares of Common Stock,
               $.01 par value per share (1)...................................
4.2         Registration Agreement, dated as of April 2, 1993, among
               the Company and certain stockholders of the Company (1)........
4.3         Amendment No. 1 to Registration Agreement, dated as of
               September 22, 1995, among the Company and certain
               stockholders of the Company (1)................................
10.1        Aksys, Ltd. 1993 Stock Option Plan (1)............................
10.2        Aksys, Ltd. 1996 Stock Awards Plan (2)............................
10.3        Severance, Confidentiality and Noncompetition Agreement,
               dated as of October 1, 1994, between the Company and
               Lawrence H.N. Kinet (1)........................................
10.4        Severance, Confidentiality and Noncompetition Agreement,
               dated as of April 2, 1993, between the Company and
               Rodney S. Kenley (1)...........................................
10.5        Manufacturing Agreement, dated as of November 15, 1994,
               between the Company and SeaMED Corporation (1).................
10.6        Manufacturing Agreement, dated as of January 23, 1996,
               between the Company and Texas Medical Products, Inc. (1).......
10.7        License Agreement, dated as of April 1, 1993, between the
               Company and Zbylut J. Twardowski (1)...........................
10.8        License Agreement, dated as of April 1, 1993, between the
               Company and Cynthia P. Walters (1).............................
10.9        Form of Indemnification Agreement (1).............................
10.10       License Agreement, dated as of March 11, 1996, between the
               Company and Allergan, Inc. (1).................................
10.11       Lease for Property at Two Marriott Drive (3)......................
10.12       Severance, Confidentiality and Post-Employment Restrictions
               Agreement, dated as of October 12, 1998, between the Company and Bruce E. Dobsch (4)........................................
11          Statement regarding computation of net loss per share (4).........
13          Annual Report to Stockholders.  Except as specifically
            incorporated herein by reference, this document shall
            not be deemed "filed" as part of this
            Annual Report on Form 10-K (4)....................................
21          Subsidiaries of the Company (1)...................................
23          Consent of KPMG LLP (4)..............................
27          Financial Data Schedule (4).......................................

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-2492).
(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-18073).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(4)    Filed herewith.