Form 10-Q
period 1999-03-31
AKSYS LTD
filed 1999-05-13
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO


The number of shares of Common Stock, $.01 Par Value, outstanding as of May 10, 1999 was 14,832,948.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 1999

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
         and December 31, 1998............................................    3

         Consolidated Statements of Operations for the Three-Month
         Periods Ended March 31, 1999 and 1998 (Unaudited)................    4

         Consolidated Statements of Cash Flows for the Three-Month Periods
         Ended March 31, 1999 and 1998 (Unaudited)........................    5

         Notes to Consolidated Financial Statements.......................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   7-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    9


PART II - OTHER INFORMATION

Item 2.   Changes in Securities ..........................................   10

Item 4.   Submission of Matters to a Vote of Security Holders ............   10

Item 6.   Exhibits and Reports on Form 8-K................................   10


SIGNATURES................................................................   11

INDEX TO EXHIBITS.........................................................   12

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                   March 31,       December 31,
                 Assets                              1999              1998
--------------------------------------------------------------------------------
                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                      $  7,913,925     $  8,671,576
   Short-term investments                            7,096,095       11,588,692
   Interest receivable                                 135,262           81,358
   Prepaid expenses                                    129,975           85,660
   Other current assets                                195,730           99,200
--------------------------------------------------------------------------------
Total current assets                                15,470,987       20,526,486
--------------------------------------------------------------------------------

Long-term investments                                  780,000          780,000
Property and equipment, net                          4,397,926        4,369,924
Other assets                                           262,178          265,425
--------------------------------------------------------------------------------
                                                  $ 20,911,091     $ 25,941,835
--------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                               $  1,602,095     $  2,109,409
   Accrued liabilities                                 117,787          407,441
--------------------------------------------------------------------------------
Total current liabilities                            1,719,882        2,516,850
--------------------------------------------------------------------------------

Other long-term liabilities                            129,801          123,041
--------------------------------------------------------------------------------
Total liabilities                                    1,849,683        2,639,891
--------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     1,000,000 shares authorized, 0 shares
     issued and outstanding in 1999 and 1998               --               --

   Common stock, par value $.01 per share,
     50,000,000 shares authorized, 14,827,585
     and 14,758,542 shares issued and outstanding
     in 1999 and 1998, respectively                    148,276          147,585
   Additional paid-in capital                       70,105,946       69,831,490
   Accumulated other comprehensive income               12,544           13,797
   Deficit accumulated during development stage    (51,205,358)     (46,690,928)
--------------------------------------------------------------------------------
Total stockholders' equity                          19,061,408       23,301,944
--------------------------------------------------------------------------------
                                                  $ 20,911,091     $ 25,941,835
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three-Month Periods Ended March 31, 1999 and 1998


(Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                                   Cumulative
                                                                                                      from
                                                                                                  Jan. 18, 1991
                                                        Three months ended March 31,               (inception)
                                                    -------------------------------------            through
                                                          1999                   1998            March 31, 1999
----------------------------------------------------------------------------------------------------------------

Revenues:
   Joint development income                           $         -             $         -           $  1,000,000
----------------------------------------------------------------------------------------------------------------


Operating expenses:
   Research and development                             3,448,867               2,922,832             42,862,304
   Business development                                   353,768                 259,737              3,490,186
   General and administrative                             956,375                 915,424             12,142,286
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                4,759,010               4,097,993             58,494,776
----------------------------------------------------------------------------------------------------------------
Operating loss                                         (4,759,010)             (4,097,993)           (57,494,776)
----------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                        244,580                 488,088              6,248,158
   Interest expense                                             -                       -                (23,591)
   Other income                                                 -                       -                 67,884
----------------------------------------------------------------------------------------------------------------
                                                          244,580                 488,088              6,292,451
----------------------------------------------------------------------------------------------------------------
Net loss                                              $(4,514,430)            $(3,609,905)          $(51,202,325)
----------------------------------------------------------------------------------------------------------------
Net loss per share, basic and diluted                 $     (0.30)            $     (0.25)
----------------------------------------------------------------------------------------------

Weighted average shares outstanding                    14,808,540              14,499,781
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998
(Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                                   Cumulative
                                                                                                      from
                                                                                                  Jan. 18, 1991
                                                                                                   (inception)
                                                                                                     through
                                                          1999                   1998            March 31, 1999
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                             $(4,514,430)        $ (3,609,905)        $ (51,202,325)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                         270,350              220,529             2,515,515
      Stock option expense                                       --                   --                 3,240
      Issuance of stock in exchange for services rendered        --                   --                69,550
      Changes in assets and liabilities:
       Interest receivable                                  (53,904)             103,807              (135,262)
       Prepaid expenses                                     (44,315)             (62,225)             (130,245)
       Other current assets                                 (96,530)               2,000              (195,730)
       Accounts payable                                    (507,314)             332,169             1,602,095
       Accrued liabilities                                 (289,654)             (69,898)              251,395
       Other                                                (14,882)             (19,627)             (485,921)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                    (5,250,679)          (3,103,150)          (47,707,688)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of investments                5,500,000           12,865,000           101,623,337
   Purchases of investments                              (1,007,403)         (10,381,466)         (109,506,975)
   Purchases of property and equipment                     (274,716)            (264,249)           (6,550,032)
   Organizational costs incurred                                 --                   --               (19,595)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       4,217,881            2,219,285           (14,453,265)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock,
    net of issuance costs                                   275,147            5,144,162            57,842,303
   Proceeds from issuance of preferred stock                     --                   --            12,336,096
   Proceeds from issuance of note payable                        --                   --                41,792
   Repayment of notes payable                                    --                   --               (41,792)
   Repayment of lease obligation                                 --                   --              (103,521)
----------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                  275,147            5,144,162            70,074,878
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       (757,651)           4,260,297             7,913,925

Cash and cash equivalents at beginning of period          8,671,576            8,150,612                    --
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 7,913,925         $ 12,410,909         $   7,913,925
================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements-Unaudited

(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1998, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three-month period ended March 31, 1999 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys PHD(TM) Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At March 31, 1999, the Company had a deficit accumulated during the development stage of $51.2 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.

Comparison of Results of Operations

Net loss for the quarter ended March 31, 1999 was $4.5 million ($0.30 per share), compared to $3.6 million ($0.25 per share), for the quarter ended March 31, 1998. The increase in net loss during the quarter ended March 31, 1999 compared to the same period last year is due to an increase in operating expenses coupled with a reduction in interest income for the quarter ended March 31, 1999. Interest income is comprised of interest earned on the investment of the net proceeds raised by the Company in the initial public offering completed during May 1996.

Operating expenses. Operating expenses for the quarters ended March 31, 1999 and 1998 were $4.8 and $4.1 million, respectively. Research and development expenses increased $0.5 million to $3.5 million in the quarter ended March 31, 1999, as the Company incurred costs supporting the filing of an Investigational Device Exemption ("IDE") with the U.S. Food and Drug Administration on March 31, 1999. The Company also completed the manufacture of machines to be used in the clinical evaluation of the PHD System. Business development expenses increased $0.1 million to $0.4 million during the quarter ended March 31, 1999, mainly in support of the Company's business development activities in Japan and Europe. General and administrative expenses remained relatively constant between the two periods.

Interest income. Interest income for the quarter ended March 31, 1999 was $0.2 million, compared to $0.5 million for the quarter ended March 31, 1998. The decrease is attributed to the corresponding decrease in cash and investments, which were used to support the Company's development efforts.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through March 31, 1999, the Company had received net offering proceeds from public and private sales of equity securities of approximately $70.2 million. Since its inception in 1991 through March 31, 1999, the Company made $6.6 million of capital expenditures and used $47.7 million in cash to support its operations. At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $15.0 million, working capital of $13.8 million and long-term investments of $0.8 million.

The Company estimates that during 1999 it will spend approximately $13 to $15 million for operations, clinical evaluation and preparation for commercialization of the PHD System. The Company expects that substantially all of this amount will be used to (i) purchase PHD Systems to be used in clinical trials, (ii) fund final development, product testing and validation including the purchase of PHD Systems for use in clinical trials from such independent contractors, and (iii) conduct clinical studies using the PHD System. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and investments as of March 31, 1999, together with future milestone payments to be received from Teijin under the terms of the joint development agreement, are sufficient to finance the Company's operations, except for working capital needs related to production of machines, through the date the Company files for 510(k) approval of the PHD System.

Generally, the Company expects U.S. customers to purchase PHD Systems and enter into contracts whereby the Company will provide all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD Systems, under which the single monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and service. Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company was successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

The Company's funding needs will depend on many factors, including the timing and costs associated with obtaining FDA clearance or approval, continued progress in research and development, the extent and results of clinical studies, manufacturing scale-up, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that the Company's plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated. In addition, in the future the Company will require substantial additional financing to fund full-scale production and marketing of the PHD System and related services. The Company is evaluating and is in discussions with potential sources of additional funding, although no definitive arrangements are in place. There can be no assurance that FDA clearance or approval will be obtained in a timely manner or at all or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

The Company has not generated taxable income to date. At March 31, 1999, the net operating losses available to offset future taxable income were approximately $54 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the three-month period ended March 31, 1999. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

          none

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 22, 1999. The stockholders elected two directors to serve for terms ending in 2002 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees of the Company:


                           Votes  For  Votes Against  Abstain/Non-Vote
                           ----------  -------------  ----------------

  Peter H. McNerney        12,907,941         65,075                 0
  Bernard R. Tresnowski    12,906,616         66,400                 0

The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are Lawrence H.N. Kinet, Richard B. Egen, Rodney S. Kenley, K. Shan Padda and W. Dekle Rountree, Jr.

The stockholders also approved the proposal to increase the shares of Aksys, Ltd. Common Stock authorized for issuance under the Aksys, Ltd. 1996 Stock Awards Plan to 1,775,000 from 900,000. The stockholders present in person or by proxy cast the following numbers of votes in connection with the proposal:

           Votes  For      Votes Against    Abstain/Non-Vote
           ----------      -------------    ----------------
            8,980,793         272,162           3,720,061

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)    Statement Regarding Computation of Net Loss Per Share

     (27)    Financial Data Schedule

     (99.1)  Press Release of the Company, Issued January 28, 1999

     (99.2)  Press Release of the Company, Issued March 31, 1999

     (99.3)  Press Release of the Company, Issued April 21, 1999

     (99.4)  Press Release of the Company, Issued May 5, 1999

(b)  Reports on Form 8-K

        none

                                   Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Aksys, Ltd.


Date:  May  13, 1999                By:  /s/  Lawrence H. N. Kinet
       -------------                     -------------------------

                                         Lawrence H.N. Kinet
                                         President and Chief Executive Officer
                                         and Director


Date:  May  13, 1999                By:  /s/  Steven A. Bourne
       -------------                     ---------------------

                                         Steven A. Bourne
                                         Acting CFO and Controller

                               INDEX TO EXHIBITS



 Exhibit No.      Description
--------------------------------------------------------------------------------
     11           Statement Regarding Computation of Net Loss Per Share

     27           Financial Data Schedule

     99.1         Press Release of the Company, Issued January 28, 1999

     99.2         Press Release of the Company, Issued March 31, 1999

     99.3         Press Release of the Company, Issued April 21, 1999

     99.4         Press Release of the Company, Issued May 5, 1999
