Form 10-Q
period 1999-06-30
AKSYS LTD
filed 1999-08-13
CIK 902600

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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


The number of shares of Common Stock, $.01 Par Value, outstanding as of August 9, 1999 was 14,870,260.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 1999

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1  - FINANCIAL INFORMATION                                             Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
          and December 31, 1998............................................    3

          Consolidated Statements of Operations for the Three- and Six-Month
          Periods Ended June 30, 1999 and 1998 (Unaudited).................    4

          Consolidated Statements of Cash Flows for the Six-Month Periods
          Ended June 30, 1999 and 1998 (Unaudited).........................    5

          Notes to Consolidated Financial Statements.......................    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 7-10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......   10


PART II - OTHER INFORMATION

Item 2.   Changes in Securities ...........................................   11

Item 6.   Exhibits and Reports on Form 8-K.................................   11

SIGNATURES.................................................................   11

INDEX TO EXHIBITS..........................................................   12

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets


------------------------------------------------------------------------------------------------------
                                                                       June 30,           December 31,
          Assets                                                         1999                 1998
------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 14,119,665        $  8,671,576
  Short-term investments                                                8,947,796          11,588,692
  Interest receivable                                                     180,301              81,358
  Prepaid expenses                                                        141,808              85,660
  Other current assets                                                    202,016              99,200
------------------------------------------------------------------------------------------------------
Total current assets                                                   23,591,586          20,526,486
------------------------------------------------------------------------------------------------------

Long-term investments                                                   2,296,080             780,000
Property and equipment, net                                             4,220,563           4,369,924
Other assets                                                              252,863             265,425
------------------------------------------------------------------------------------------------------
                                                                     $ 30,361,092        $ 25,941,835
======================================================================================================

          Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                   $  1,438,856        $  2,109,409
  Accrued liabilities                                                     229,512             407,441
  Deferred revenue                                                      6,858,929                  --
------------------------------------------------------------------------------------------------------
Total current liabilities                                               8,527,297           2,516,850
------------------------------------------------------------------------------------------------------
Other long-term liabilities                                               136,561             123,041
------------------------------------------------------------------------------------------------------
Total liabilities                                                       8,663,858           2,639,891
------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, par value $.01
    per share, 1,000,000 shares
    authorized, 0 shares issued and outstanding
    in 1999 and 1998                                                           --                  --
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 14,842,948 and 14,758,542 shares
    issued and outstanding in 1999 and 1998, respectively                 148,429             147,585
  Additional paid-in capital                                           70,156,685          69,831,490
  Accumulated other comprehensive income                                   12,317              13,797
  Deficit accumulated during development stage                        (48,620,197)        (46,690,928)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                             21,697,234          23,301,944
------------------------------------------------------------------------------------------------------
                                                                     $ 30,361,092        $ 25,941,835
======================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Six-Month Periods Ended June 30, 1999 and 1998

(Unaudited)

===============================================================================================================================
                                                                                                                 Cumulative
                                                                                                                     from
                                                                                                                 Jan. 18, 1991
                                                   Three months ended June 30,     Six months ended June 30,      (Inception)
                                                  ----------------------------     -------------------------        through
                                                     1999              1998            1999          1998        June 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Joint development income                        $ 7,141,071      $         -     $ 7,141,071    $         -     $   8,141,071
-------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                          3,061,992        3,464,451       6,510,859      6,387,283        45,924,296
  Business development                                770,137          111,495       1,123,905        371,232         4,260,323
  General and administrative                          911,662          759,826       1,868,037      1,675,250        13,053,948
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                            4,743,791        4,335,772       9,502,801      8,433,765        63,238,567
-------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                             2,397,280       (4,335,772)     (2,361,730)    (8,433,765)      (55,097,496)
-------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                    187,881          458,064         432,461        946,152         6,436,039
   Interest expense                                        --               --              --             --           (23,591)
   Other income                                            --               --              --             --            67,884
-------------------------------------------------------------------------------------------------------------------------------
                                                      187,881          458,064         432,461        946,152         6,480,332
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $ 2,585,161      $(3,877,708)    $(1,929,269)   $(7,487,613)    $ (48,617,164)
-------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per share                     $      0.17      $     (0.26)    $     (0.13)   $     (0.51)
--------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding          14,835,371       14,669,054      14,822,029     14,584,885
--------------------------------------------------------------------------------------------------------------

Diluted income (loss) per share                   $      0.17      $     (0.26)    $     (0.13)   $     (0.51)
--------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding         15,345,501      14,669,054      14,822,029     14,584,885
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                       Jan. 18, 1991
                                                                                                                        (inception)
                                                                                                                          through
                                                                                1999                 1998              June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                 $ (1,929,269)        $ (7,487,613)         $ (48,617,164)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             542,469              427,341              2,787,634
      Stock option expense                                                         --                   --                    3,240
      Issuance of stock in exchange for services rendered                          --                   --                   69,550
      Changes in assets and liabilities:
       Interest receivable                                                      (98,943)              90,140               (180,301)
       Prepaid expenses                                                         (56,148)             (58,452)              (142,078)
       Other current assets                                                    (102,816)                 200               (202,016)
       Accounts payable                                                        (670,553)              46,453              1,438,856
       Deferred revenue                                                       6,858,929                 --                6,858,929
       Accrued liabilities                                                     (177,929)            (140,038)               363,120
       Other                                                                    (24,112)             (31,392)              (495,151)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           4,341,628           (7,153,361)           (38,115,381)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investments                                    10,662,202           20,590,000             98,764,233
  Purchases of investments                                                   (9,537,386)         (18,471,150)          (110,015,652)
  Purchases of property and equipment                                          (344,394)            (485,716)            (6,619,710)
  Organizational costs incurred                                                    --                   --                  (19,595)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             780,422            1,633,134            (17,890,724)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                                                       326,039            5,150,800             57,893,195
  Proceeds from issuance of preferred stock                                        --                   --               12,336,096
  Proceeds from issuance of note payable                                           --                   --                   41,792
  Repayment of notes payable                                                       --                   --                  (41,792)
  Repayment of lease obligation                                                    --                   --                 (103,521)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       326,039            5,150,800             70,125,770
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          5,448,089             (369,427)            14,119,665

Cash and cash equivalents at beginning of period                              8,671,576            8,150,612                   --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 14,119,665         $  7,781,185          $  14,119,665
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited

(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1998, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three-and six-month periods ended June 30, 1999 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.


(2)  Principles of Consolidation

     On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.


(3)  Co-Development and License Agreement with Teijin Limited

     On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to AKSYS for the right to manufacture and sell the PHD System in Japan. AKSYS is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue in the current period. Teijin also paid AKSYS a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys PHD/TM/ Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At June 30, 1999, the Company had a deficit accumulated during the development stage of $48.6 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.


Comparison of Results of Operations

For the quarter ended June 30, 1999, the Company reported net income of $2.6 million ($0.17 per share), compared with a net loss of $3.9 million ($0.26 per share) for the quarter ended June 30, 1998. For the six months ended June 30, 1999 and 1998, net losses were $1.9 million ($0.13 per share) and $7.5 million ($0.51 per share), respectively. The net income for the current year quarter, and the decrease in net loss for the six months ended June 30, 1999 compared with the same period last year, is due to revenue recognition of $7.1 million related to the co-development and license agreement (the "Agreement") entered into with Teijin Limited during the quarter ended June 30, 1999.

Joint development income. During the quarter ended June 30, 1999, the Company recognized $7.1 million of revenue from the Agreement. Under the terms of the Agreement, Teijin paid $7.0 million to Aksys for the right to manufacture and sell the PHD System in Japan. The $7.0 million has been recognized as revenue in the current period. Teijin also paid Aksys a $7.0 million co-development fee relating the PHD System. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred ($0.1 million during the quarter ended June 30, 1999).

Operating expenses.   Operating expenses for the quarter and six months ended
June 30, 1999 were $4.7 and $9.5 million, respectively, compared with $4.3 million and $8.4 million for the comparable periods in 1998. The increases in research and development expenses of $0.4 million for the quarter and $1.1 million for the six months ended June 30, 1999, were in support of the filing and subsequent approval of an Investigational Device Exemption ("IDE") with the U.S. Food and Drug Administration on March 31, 1999. The Company also completed the manufacture of machines to be used in the clinical evaluation of the PHD System.

Business development expenses increased $0.7 million to $0.8 million during the quarter ended June 30, 1999, and increased $0.8 million to $1.1 million for the six months then ended, as a result of costs related to the execution of the Agreement.

General and administrative expenses increased $0.1 million to $0.9 million for the current year quarter, and increased $0.2 million to $1.9 million for the six months ended June 30, 1999, in support of the Company's research and business development activities.

Interest income. Interest income for the quarter ended June 30, 1999 was $0.2 million, compared with $0.4 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, interest income decreased $0.5 million to $0.4 million. The decrease is attributed to the corresponding decrease in cash and investments, which were used to support the Company's development efforts.



Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through June 30, 1999, the Company had received net offering proceeds from public and private sales of equity securities of approximately $70.2 million. Since its inception in 1991 through June 30, 1999, the Company made $6.6 million of capital expenditures and used $38.1 million in cash to support its operations. At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $23.1 million, working capital of $15.1 million and long-term investments of $2.3 million.

The Company estimates that during the full fiscal year 1999 it will spend approximately $13 to $15 million for operations, clinical evaluation and preparation for commercialization of the PHD System. The Company expects that substantially all of this amount will be used to (i) purchase PHD Systems to be used in clinical trials, (ii) fund product testing and validation, and (iii) conduct clinical studies using the PHD System. The Company expects to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and investments as of June 30, 1999 are sufficient to finance its operations through the time it receives 510(k) approval for the PHD System. However, the Company will need to obtain additional financing for its working capital needs related to production of PHD machines, as described below.

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

The Company has not generated taxable income to date. At June 30, 1999, the net operating losses available to offset future taxable income were approximately $52 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.


Note on Forward-Looking Information

Certain statements in this Form 10-Q and in the future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor, SeaMED Corporation, and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) changes in GMP requirements, (iv) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (v) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD System, the Company's primary product in development, (vi) changing market conditions, (vii) the need to further establish the clinical benefits of daily hemodialysis, (viii) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (ix) the potential adverse impact of possible changes to Medicare reimbursement policies and rates, (x) the Company's dependence on key personnel and on patents and proprietary information, and (xi) risks related to the regulatory approval process. Regulatory risks include the timing, scope and results of the Company's clinical trials, and whether and when the Company will obtain clearance from the FDA of a 510(k) pre-market notification or PMA (and equivalent regulatory clearances for Europe and Japan), and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the six-month period ended June 30, 1999. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities

             none

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)    Statement Regarding Computation of Net Income (Loss) Per Share

     (27)    Financial Data Schedule

     (99.1)  Press Release of the Company, Issued May 25, 1999

     (99.2)  Press Release of the Company, Issued June 22, 1999

     (99.3)  Press Release of the Company, Issued July 15, 1999

     (99.4)  Press Release of the Company, Issued July 21, 1999

(b)  Reports on Form 8-K

             none



                                  Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Aksys, Ltd.


Date:  August  13, 1999             By:  /s/  Lawrence H. N. Kinet
       ----------------                  -------------------------------------
                                         Lawrence H. N. Kinet
                                         President and Chief Executive Officer
                                         and Director

Date:  August  13, 1999             By:  /s/  Steven A. Bourne
       ----------------                  -------------------------------------
                                         Steven A. Bourne
                                         Acting CFO

                               INDEX TO EXHIBITS


 EXHIBIT NO.   DESCRIPTION
-------------------------------------------------------------------------------

     11        Statement Regarding Computation of Net Income (Loss) Per Share

     27        Financial Data Schedule

     99.1      Press Release of the Company, Issued May 25, 1999

     99.2      Press Release of the Company, Issued June 22, 1999

     99.3      Press Release of the Company, Issued July 15, 1999

     99.4      Press Release of the Company, Issued July 21, 1999