Form 10-Q
period 1999-09-30
AKSYS LTD
filed 1999-11-12
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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


The number of shares of Common Stock, $.01 Par Value, outstanding as of November 4, 1999 was 14,967,746.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 1999

TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                                                              Page
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
         and December 31, 1998............................................................................     3

         Consolidated Statements of Operations for the Three- and Nine-Month
         Periods Ended September 30, 1999 and 1998 (Unaudited)............................................     4

         Consolidated Statements of Cash Flows for the Nine-Month Periods
         Ended September 30, 1999 and 1998 (Unaudited)....................................................     5

         Notes to Consolidated Financial Statements (Unaudited)...........................................     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................  7-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................    10

PART II - OTHER INFORMATION

Item 2.  Changes in Securities ...........................................................................    11

Item 6.  Exhibits and Reports on Form 8-K.................................................................    11

SIGNATURES................................................................................................    11

INDEX TO EXHIBITS.........................................................................................    12

PART 1.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,           December 31,
                                    Assets                                                 1999                   1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                                         $    5,757,816         $    8,671,576
    Short-term investments                                                                13,519,714             11,588,692
    Interest receivable                                                                      374,166                 81,358
    Prepaid expenses                                                                         114,488                 85,660
    Other current assets                                                                     187,656                 99,200
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      19,953,840             20,526,486
---------------------------------------------------------------------------------------------------------------------------

Long-term investments                                                                        780,000                780,000
Property and equipment, net                                                                3,121,777              4,369,924
Other assets                                                                                 250,957                265,425
---------------------------------------------------------------------------------------------------------------------------
                                                                                      $   24,106,574         $   25,941,835
---------------------------------------------------------------------------------------------------------------------------

                        Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable                                                                  $      893,703         $    2,109,409
    Accrued liabilities                                                                      299,607                407,441
    Deferred revenue                                                                       5,523,393                      -
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  6,716,703              2,516,850
---------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                                                  142,386                123,041
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          6,859,089              2,639,891
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, par value $.01 per share, 1,000,000
      shares authorized, 0 shares issued and outstanding
      in 1999 and 1998                                                                             -                      -
    Common stock, par value $.01 per share, 50,000,000
       shares authorized, 14,933,079 and 14,758,542 shares
       issued and outstanding in 1999 and 1998, respectively                                 149,331                147,585
    Additional paid-in capital                                                            70,268,483             69,831,490
    Accumulated other comprehensive income                                                    12,803                 13,797
    Deficit accumulated during development stage                                         (53,183,132)           (46,690,928)
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                17,247,485             23,301,944
---------------------------------------------------------------------------------------------------------------------------
                                                                                      $   24,106,574         $   25,941,835
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 1999 and 1998

(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Cumulative
                                                                                                                          from
                                                                                                                      Jan. 18, 1991
                                                                                                                       (inception)
                                              Three months ended Sept. 30,           Nine months ended Sept. 30,         through
                                          ---------------------------------       --------------------------------
                                              1999               1998                 1999               1998        Sept. 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Joint development income              $  1,335,536         $  1,000,000       $  8,476,607      $    1,000,000    $   9,476,607
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Research and development                 4,778,713            3,990,353         11,289,572          10,377,636       50,703,009
    Business development                       288,531              237,100          1,412,436             608,332        4,548,854
    General and administrative               1,143,882              771,495          3,011,919           2,446,745       14,197,830
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                     6,211,126            4,998,948         15,713,927          13,432,713       69,449,693
-----------------------------------------------------------------------------------------------------------------------------------

Operating loss                              (4,875,590)          (3,998,948)        (7,237,320)        (12,432,713)     (59,973,086)
-----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest income                            312,655              406,202            745,116           1,352,354        6,748,694
    Interest expense                                 -                    -                  -                   -          (23,591)
    Other income                                     -                    -                  -                   -           67,884
-----------------------------------------------------------------------------------------------------------------------------------
                                               312,655              406,202            745,116           1,352,354        6,792,987
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                  $ (4,562,935)        $ (3,592,746)      $ (6,492,204)     $  (11,080,359)   $ (53,180,099)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss per share, basic and diluted     $      (0.31)        $      (0.24)      $      (0.44)     $        (0.76)   $       (9.10)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding         14,886,412           14,709,205         14,843,754          14,626,780        5,841,958
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative
                                                                                                                  from
                                                                                                              Jan. 18, 1991
                                                                                                               (inception)
                                                                                                                 through
                                                                         1999                1998             Sept. 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                          $   (6,492,204)    $  (11,080,359)       $  (53,180,099)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                        820,371            633,530             3,065,536
        Adjustment of fixed asset carrying value                             950,000                  -               950,000
        Issuance of stock in exchange for services rendered                        -                  -                69,550
        Changes in assets and liabilities:
          Interest receivable                                               (292,808)            18,751              (374,166)
          Prepaid expenses                                                   (28,828)           (51,677)             (114,758)
          Other current assets                                               (88,456)           (28,200)             (187,656)
          Accounts payable                                                (1,215,706)          (264,669)              893,703
          Deferred revenue                                                 5,523,393                  -             5,523,393
          Accrued liabilities                                               (107,834)           (34,344)              433,215
          Other                                                              (41,882)           (34,251)             (509,681)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                       (973,954)       (10,841,209)          (43,430,963)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from maturities of investments                               10,719,671         32,913,708           106,843,008
    Purchases of investments                                             (12,650,693)       (28,793,117)         (121,150,265)
    Purchases of property and equipment                                     (447,523)        (1,064,476)           (6,722,839)
    Organizational costs incurred                                                  -                  -               (19,595)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       (2,378,545)         3,056,115           (21,049,691)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock,
      net of issuance costs                                                  438,739          5,156,439            58,005,895
    Proceeds from issuance of preferred stock                                      -                  -            12,336,096
    Proceeds from issuance of note payable                                         -                  -                41,792
    Repayment of notes payable                                                     -                  -               (41,792)
    Repayment of lease obligation                                                  -                  -              (103,521)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    438,739          5,156,439            70,238,470
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (2,913,760)        (2,628,655)            5,757,816

Cash and cash equivalents at beginning of period                           8,671,576          8,150,612                     -
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $    5,757,816     $    5,521,957        $    5,757,816
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enteprise)

Notes to Consolidated Financial Statements - Unaudited

(1) Basis for Presentation

    The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1998, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.


(2) Principles of Consolidation

    On April 18, 1996 the Company established a subsidiary in Tokyo, Japan. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.


(3) Co-Development and License Agreement with Teijin Limited

    On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $14 million to Aksys and committed to a future royalty payment in exchange for rights to manufacture and sell the PHD System in Japan. The Company has recognized $8.5 million of revenue from the Agreement, with the balance of the $14 million received recorded as deferred revenue at September 30, 1999. Over the next 12 months, the Company will recognize revenue to the extent the Company incurs development costs related to the joint development of the next generation PHD System to be marketed in the US, Japan and worldwide.


(4) Comprehensive Income

    Other comprehensive income is comprised of the following:

                             Three months ended          Nine months ended
                                  Sept. 30,                  Sept. 30,
                         -------------------------   --------------------------
                             1999          1998          1999          1998
                             ----          ----          ----          ----
Net loss                 $(4,562,935)  $(3,592,746)  $(6,492,204)  $(11,080,359)
Foreign currency
translation adjustment           486           287          (994)          (495)
                         -----------   -----------   -----------   ------------
Comprehensive income     $(4,562,449)  $(3,592,459)  $(6,493,198)  $(11,080,854)
                         ===========   ===========   ===========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys PHD Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At September 30, 1999, the Company had a deficit accumulated during the development stage of $53.2 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.


Comparison of Results of Operations

For the quarter ended September 30, 1999, the Company reported a net loss of $4.6 million ($0.31 per share), compared with a net loss of $3.6 million ($0.24 per share) for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, net losses were $6.5 million ($0.44 per share) and $11.1 million ($0.76 per share), respectively. The decrease in net losses for the quarter and nine months ended September 30, 1999, compared with the same periods last year, is primarily due to joint development income related to the co-development and license agreement (the "Agreement") entered into with Teijin Limited during the quarter ended June 30, 1999.

Joint development income.  During the quarter ended September 30, 1999, the
-------------------------
Company recognized $1.3 million of revenue from the Agreement. For the nine months ended September 30, 1999, revenue recognition under the Agreement totaled $8.5 million. At the time of signing, Aksys received $14 million. The balance of the funds received is recorded as deferred revenue at September 30, 1999, and will be recognized as revenue over the next 12 months to the extent the Company incurs development costs related to the joint development of the next generation PHD System to be marketed in the US, Japan and worldwide

Operating expenses.   Operating expenses for the quarter and nine months ended
-------------------
September 30, 1999 were $6.2 and $15.7 million, respectively, compared with $5.0 million and $13.4 million for the comparable periods in 1998. Research and development expenses increased $0.8 million for the quarter and $0.9 million for the nine months ended September 30, 1999. During the quarter ended September 30, 1999, the Company wrote the carrying value of the PHD Systems with alternative commercial applications that will be used primarily for the clinical trial to zero, and also reduced the carrying value of components to be used for future commercial manufacturing. The total amount of these adjustments, which had no impact on cash flows, was $950,000.

Business development expenses remained relatively constant during the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998, and increased $0.8 million to $1.4 million during the nine months ended September 30, 1999. The primary factor in the increase in year-to-date business development expenses is the cost related to execution of the Teijin agreement.

General and administrative expenses increased $0.4 million to $1.1 million during the quarter ended September 30, 1999, and increased $0.6 million to $3.0 million for the nine months ended September 30, 1999. The quarter and year-to-date increases are primarily attributable to transition costs of hiring a new President and CEO during the current quarter.

Interest income.  Interest income for the quarter ended September 30, 1999 was
----------------
$0.3 million, compared with $0.4 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, interest income decreased $0.6 million to $0.7 million. The decrease is attributed to the corresponding decrease in cash and investments, which were used to support the Company's development efforts.


Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through September 30, 1999, the Company had received net offering proceeds from public and private sales of equity securities of approximately $70.3 million. Since its inception in 1991 through September 30, 1999, the Company made $6.7 million of capital expenditures and used $43.4 million in cash to support its operations. At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $19.3 million, working capital of $13.2 million and long-term investments of $0.8 million.

The Company expects that the majority of cash expended on operations will be used to (i) purchase PHD Systems to be used in clinical trials, (ii) fund product testing and validation, and (iii) conduct clinical studies using the PHD System. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and investments as of September 30, 1999 are sufficient to finance the Company's operations, except for working capital needs related to commercial production of machines, through the date the Company expects to receive 510(k) approval of the PHD System.

Generally, the Company expects U.S. customers to purchase PHD Systems and enter into contracts whereby the Company will provide all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD Systems, under which the single monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and service. Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital will increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company was successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives.

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

The Company has not generated taxable income to date. At September 30, 1999, the net operating losses available to offset future taxable income were approximately $56 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.


Note on Forward-Looking Information

Certain statements in this Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) changes in GMP requirements, (iv) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (v) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD System, the Company's primary product in development, (vi) changing market conditions,
(vii) the need to further establish the clinical benefits of daily hemodialysis,
(viii) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (ix) the potential adverse impact of possible changes to Medicare reimbursement policies and rates, (x) the Company's dependence on key personnel and on patents and proprietary information, and (xi) risks related to the regulatory approval process. Regulatory risks include the timing, scope and results of the Company's clinical trials, and whether and when the Company will obtain clearance from the FDA of a 510(k) pre-market notification or PMA (and equivalent regulatory clearances for Europe and Japan), and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the nine-month period ended September 30, 1999. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

             none

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)    Statement Regarding Computation of Net Loss Per Share

     (27)    Financial Data Schedule

     (99.1)  Press Release of the Company, Issued August 30, 1999

     (99.2)  Press Release of the Company, Issued October 21, 1999


(b)  Reports on Form 8-K

             none



                                  Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Aksys, Ltd.


Date:  November 12, 1999            By: /s/  William C. Dow
       -----------------                -------------------

                                        William C. Dow
                                        President, Chief Executive Officer
                                        and Director

Date:  November 12, 1999            By: /s/  Steven A. Bourne
       -----------------                ---------------------

                                        Steven A. Bourne
                                        Controller

                               INDEX TO EXHIBITS



  Exhibit No.  Description
--------------------------------------------------------------------------------

     11        Statement Regarding Computation of Net Loss Per Share

     27        Financial Data Schedule

     99.1      Press Release of the Company, Issued August 30, 1999

     99.2      Press Release of the Company, Issued October 21, 1999