Form 10-K
period 1999-12-31
AKSYS LTD
filed 2000-03-30
CIK 902600

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

      ===================================================================

      [X] Annual Report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 31, 1999 or
                                                         -----------------

      [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934 for the transition period from _______ to _______

================================================================================
                        Commission file number 0-28290
         =============================================================

================================================================================
                                  AKSYS, LTD.
            (Exact name of registrant as specified in its charter)
        ==============================================================

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

  Common Stock, par value $.01 per share, and related preferred stock purchase rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   x    No
                                                   ----  ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       The aggregated market value of voting stock held by non-affiliates of the registrant as of March 20, 2000 at a closing sale price of $11.375 as reported by the Nasdaq National Market was approximately $121,827,000.

       As of March 20, 2000 the registrant had 15,243,087 shares of Common Stock issued and outstanding.

                      Documents Incorporated by Reference

       Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting to be held on April 20, 2000 (the "Proxy Statement") are incorporated by reference in Part III and portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference in Part II and Part IV.

================================================================================

                                  AKSYS, LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                                                                        Page No.
                                                                        --------

PART I....................................................................................     1

Item 1.      Business.....................................................................     1
Item 2.      Properties...................................................................    16
Item 3.      Legal Proceedings............................................................    16
Item 4.      Submission of Matters to a Vote of Security-Holders..........................    16

PART II...................................................................................    17

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters.....    17
Item 6.      Selected Financial Data......................................................    17
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................    18
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................    22
Item 8.      Financial Statements and Supplementary Data..................................    22
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................................    22

PART III..................................................................................    22

Item 10.     Directors and Executive Officers of the Registrant...........................    22
Item 11.     Executive Compensation.......................................................    22
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............    22
Item 13.     Certain Relationships and Related Transactions...............................    22

PART IV...................................................................................    23

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    23

SIGNATURES................................................................................    24

EXHIBIT INDEX.............................................................................    25

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

The Company is currently working toward satisfying the regulatory requirements for Food and Drug Administration ("FDA") clearance of the PHD System in the United States. After receiving an approved Investigational Device Exemption ("IDE") in July 1999, the Company began a clinical evaluation of the PHD System in September 1999. The Company expects the clinical evaluation will be completed by the end of the third quarter 2000. Following completion of the clinical evaluation, the data compiled will be submitted along with other requested data in a 510(k) pre-market notification. 510(k) clearance by the FDA is required prior to the U.S. commercialization of the PHD System.

Japan is also a significant market where Aksys plans to seek regulatory approval, although the regulatory approval cycle in Japan is much longer than in the U.S. On June 21, 1999, the Company entered into a co-development and licensing agreement with Teijin Limited of Osaka Japan (see "Foreign Operations" for a description of the agreement). The Company is currently working with Teijin to jointly develop and eventually commercialize the PHD System in Japan.

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

The Company estimates that $16 billion was spent in the U.S. during 1999 for the treatment of patients suffering from ESRD, of which approximately $5 billion was directly related to dialysis treatment. Based upon information published by the Health Care Financing Administration ("HCFA"), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to approximately 263,000 at the end of 1999, representing a compound annual growth rate of approximately 7%. In addition, it is estimated that there were approximately 370,000 dialysis patients in Europe and Japan at the end of 1999. The Company believes that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 62), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk - with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney and (v) a possible increase in the use of medications that damage the kidneys.

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

                                 Reimbursement

Demand for the Company's products and services will be influenced by governmental and other third-party reimbursement programs because providers of ESRD treatment are reimbursed by Medicare, Medicaid and private insurers.

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

When Medicare is the primary payer, it reimburses 80% of the composite rate set by the Medicare prospective reimbursement system for each dialysis treatment. The beneficiary is responsible for the remaining 20%, as well as any unmet Medicare deductible amount, although an approved Medicare supplement insurance policy, other private health insurance or Medicaid may pay on the beneficiary's behalf. From 1991 until January 1, 2000, the Medicare base composite rates for outpatient dialysis services were $126 per treatment for hospitals and $122 for independent facilities (equivalent to approximately $20,000 per year) and were adjusted depending on regional wage differences. Reimbursement rates are subject to periodic adjustment based on certain factors, including budget and other legislation and costs incurred in rendering the services if tied to certain criteria. The composite reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous Congressional actions resulted in net reductions of the average composite reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in December 1990. Effective January 1, 1991, Congress increased the ESRD composite reimbursement rate, resulting in an average rate of $126 per treatment. The Balanced Budget Refinement Act of 1999 raised the composite rate by 1.2% in 2000 and an additional 1.2% in 2001.

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

The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies. Actions to change such rate usually occur in the context of federal budget negotiations.

In its March 1, 1996 report, ProPAC recommended that HCFA should encourage the availability of managed care alternatives for ESRD patients. Previously, in 1993, Congress directed HCFA to include the integration of chronic and acute ESRD care management through expanded community care services. In January 1996, HCFA announced the availability of funding for ESRD Managed Care Demonstrations based on approval of grant applications and proposals. During October 1996, HCFA announced the selection of four dialysis treatment centers where government funding will be provided to conduct the ESRD Managed Care Demonstration Project. In January 2000, three sites remained in the project. The last center to complete the demonstration project will do so in September 2001, and a final report is expected in 2002. In addition to the HCFA ESRD Managed Care Demonstration Project, private companies have recently initiated disease management programs for the treatment of ESRD patients.

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

Hemodialysis

HCFA estimates that as of December 31, 1998, approximately 89% (217,000) of the ESRD dialysis patients in the United States were receiving hemodialysis. Approximately 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient's blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

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

Peritoneal Dialysis

HCFA estimates that as of December 31, 1998, approximately 11% (28,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient's peritoneum, a large membrane rich in blood vessels that surrounds many of the body's internal organs, as a filter to eliminate toxins and excess fluids from the patient's blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient's peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis ("CAPD"), the process of exchanging dialysate into and out of the patient's peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis ("CCPD"), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms of treatment require strict aseptic technique.

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

The Company believes that these health problems are caused in part by inadequate doses and frequency of dialysis. The amount of toxins removed from the blood during dialysis is widely accepted to be determined by a formula indicating that hemodialysis is most efficient in the earlier stages of therapy. Thus, simply increasing the duration of a treatment session is not the most efficient way to improve the dose of hemodialysis. Rather, the efficiency of hemodialysis and the delivered dose can be improved with more frequent dialysis sessions of shorter duration. More frequent sessions also decrease the severe oscillations in toxin and hydration levels associated with the prevailing three times per week dialysis regimen and should result in fewer side effects.

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost. According to HCFA, total treatment costs per dialysis patient have risen from $33,400 in 1988 to $63,000 in 1998. The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the "composite rate") has been capped since 1983, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis. Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

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

Peritoneal Dialysis. Although peritoneal dialysis accounted for 11% (or 28,000) of the dialysis patient population in 1998 according to HCFA, approximately 25% (or 7,000) of the patients in the United States switched to outpatient in-center hemodialysis. The Company believes that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient "burnout" and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

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

In addition to the aforementioned retrospective studies, daily hemodialysis is gaining popularity. There are initiatives in the U.S. and worldwide to study the benefits of daily hemodialysis. The Company estimates that in early 2000, there are 24 centers worldwide, 14 of which are in North America, treating over 300 patients with daily hemodialysis.

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

                              Product Development

The Aksys PHD System

The Company is currently conducting a clinical trial of the PHD System. There are 24 patients participating in the trial at three centers. The protocol for the study calls for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the PHD System and two months at home on the PHD System. The first of the 24 patients went home with their PHD Systems in March 2000, and the Company expects to complete the clinical trial by the end of the third quarter 2000.

By addressing the many drawbacks of conventional hemodialysis systems, which have prevented the widespread use of daily home hemodialysis, the Company believes its products and services can be instrumental in improving clinical outcomes, decreasing the total treatment costs and improving quality of life for dialysis patients. The following chart describes how the PHD System addresses the drawbacks presented when ESRD patients and helpers use conventional systems for home hemodialysis:


        Drawback                   Conventional Home Systems                         Aksys PHD System
Complexity                 Complicated equipment designed for           Designed for ease of operation at
                           operation only by trained personnel.         home, including computerized, user-
                                                                        friendly interface.


Time and Effort            Difficult and time consuming to setup,       Fully automated, reducing operator
                           operate, clean and maintain.                 involvement.


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

The Company believes that the PHD System offers patients simplification and control. The new technology of the PHD System integrates three systems into one: water treatment, delivery of dialysis and dialyzer reprocessing. The PHD System is a fully automated personal dialysis instrument designed to enable operators to perform hemodialysis in a self-care setting, such as the patient's home, on a frequent or daily basis. The PHD System is designed to reduce the patient's time and effort involved in performing each hemodialysis treatment with minimal assistance. Through a touch sensitive display screen with instructions available on a graphic video display, the PHD System is designed to be less intimidating and easier to use than current hemodialysis systems.

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

To begin a treatment session on the PHD System, the operator connects the blood tubing to the vascular access device. A user-friendly, touch-sensitive monitor prompts the patient through the treatment and displays procedure and patient-specific information for review. The PHD System is designed to monitor during the treatment a variety of vital statistics, including the patient's blood flow rate, the amount of water removed from the patient, the length of the treatment session and other key parameters. The treatment can be suspended at any time by the patient. If the patient's blood pressure drops below normal levels during the treatment, the system prompts the patient to take appropriate action. Data from a hemodialysis treatment is displayed for viewing by the patient.

At the end of a treatment session, the operator reconnects the blood tubing to the system and inserts two small bottles of dialysate in the system to replace those consumed during the treatment. The PHD System then automatically flushes and disinfects all fluid pathways, performs a self-diagnostic test to determine whether the disinfection was adequate and readies itself without further patient involvement for the next treatment session.

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

Other Product Development

During 2000, virtually all of the Company's resources will be devoted to the development and regulatory approval process of the PHD System. As the Company nears the stage of commercial production, resources will continue to be devoted to additional features, service and support of the PHD System. At that time, resources will also be directed toward using the platform technology incorporated in the PHD System to develop follow-on products.

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

Target Specific Market Segments. The Company intends to market its products and services directly to those providers of dialysis services most focused on patient outcomes and total cost of care. This strategy is designed to achieve access to the key patient segments which the Company believes will be especially receptive to frequent home hemodialysis using the PHD System, including: (i) dialysis patients currently receiving conventional home hemodialysis, (ii) dialysis patients who drop out of home peritoneal dialysis and (iii) ESRD patients who are just beginning dialysis treatment. In the United States, these segments accounted for approximately 2,000, 7,000 and 84,000 dialysis patients, respectively, in 1998 according to industry data. Although the PHD System has been designed primarily for home use, the Company believes it will also be an attractive alternative dialysis device for self-care clinics, nursing homes and hospitals in an acute care setting.

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

Phased Domestic and International Market Launch. The Company believes that there is worldwide demand for a cost effective, more clinically effective approach to dialysis. In addition to pursuing market launch in the United States, the Company is establishing marketing and regulatory resources in Europe, Japan and elsewhere. The Company estimates that there were approximately 180,000 dialysis patients in Europe and 190,000 dialysis patients in Japan, both as of December 31, 1999.

Sales and Marketing

The Company initially intends to operate with a relatively small direct sales force to market its products and services, primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups. The Company intends to distribute and provide technical support for the PHD System through a combination of in-house resources and contracted third parties.

                          Manufacturing and Suppliers

The Company does not intend to initially manufacture any component of the PHD System or related consumables. With respect to the PHD System, the Company has contracted with SeaMED Corporation (''SeaMED''), a contract manufacturer of medical devices, to assemble and produce the dialysis machine. The Company has entered into an agreement with SeaMED that remains in effect for three years after delivery of the first production model of the PHD System, subject to earlier termination under specified circumstances. SeaMED has specialized in the custom manufacturing of medical instrumentation for more than 15 years and is certified to ISO requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. The Company intends to identify additional manufacturing locations in the future, whether or not owned by SeaMED, to avoid having to rely on a single location. There can be no assurances that the Company will be able to do so on terms acceptable to it. The manufacturing of the Company's products is subject to good manufacturing practices ("GMP") and other requirements prescribed by regulatory agencies. There can be no assurance that SeaMED or any other manufacturer of the Company's products will continue to comply with applicable regulatory requirements or that SeaMED or any such manufacturer will be able to supply the Company with such products in sufficient quantity or at all.

Certain key components of the PHD System, such as the dialyzer, are available from other manufacturers. The blood tubing set, however, is custom made to the Company's specifications by a single supplier. Similarly, the dialysate chemicals supplied to patients using the PHD System will be custom made and packaged to the Company's specifications. The Company is currently working with a leading manufacturer and packager of pharmaceutical products to provide the Company's needed dialysate chemicals. There can be no assurances, however, that any of the key components of the Company's products, including dialyzers produced by other manufacturers, will be available on terms acceptable to the Company or at all.

                           Research and Development

As of December 31, 1999, the Company employed a research and development staff of 74 full time employees, most of whom are engineers and technicians. In addition, the Company used contractors on an as needed basis to assist in its
development process.   The research and development staff is composed of
specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 1999, 1998 and 1997, the Company incurred total research and development expenditures of approximately $15,910,000, $15,343,000 and $10,887,000, respectively.

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

The Company submitted a 510(k) pre-market notification for clearance of the PHD System on March 5, 1996. The FDA notified the Company on July 17, 1996 of the acceptance for formal review of the Company's 510(k) pre-market notification submission. Subsequently, on September 18, 1996, the FDA notified the Company of additional data required to be submitted with regard to the PHD System. The FDA also notified the Company of the requirement for clinical data to be included in the 510(k) pre-market notification submission. While the FDA denied the Company's 510(k) filing due to the request for clinical data, the FDA also notified the Company to resubmit the requested data, once available, in the form of a new 510(k) pre-market notification.

On March 30, 1999, the Company filed an Investigational Device Exemption ("IDE") with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System. The Company received IDE approval in July 1999, and in September 1999 began the clinical trial of the PHD System. There are 24 patients participating in the trial at three centers. The protocol for the study calls for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the PHD System and two months at home on the PHD System. The first of the 24 patients went home with their PHD Systems in March 2000, and the Company expects to complete the clinical trial by the end of the third quarter 2000. Upon completion of the clinical evaluation, the data compiled will be submitted along with other requested data in a new 510(k) pre-market notification.

The 510(k) clearance process is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Significant unforeseen delays in the process could occur as a result of the FDA's scheduling of advisory review panels, changes in established review guidelines, regulations or administrative interpretations or determinations by the FDA that clinical data collected is insufficient to support the safety and effectiveness of one or more of the devices for their intended uses or that the data warrants the continuation of clinical studies. Delays in obtaining, or failure to obtain, requisite regulatory approvals or clearances in the United States and other countries would prevent the marketing of the PHD System and other devices and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Before the FDA clears a Section 510(k) submission, the FDA is likely to inspect the utilized manufacturing facilities and processes for compliance with GMPs. Even after the FDA has cleared a 510(k) submission, it will periodically inspect the manufacturing facilities and processes for compliance with GMPs. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with GMPs. The processes that will be used to manufacture the Company's products have not yet been inspected by the FDA for compliance with GMPs. There is no assurance that the facilities and processes utilized by the Company will comply with GMPs and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

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

                             Intellectual Property

As of November 15, 1999, the Company either owns or has exclusive rights to 33 U.S. patents and 15 foreign patents for technologies that are important to
developing a safe, convenient, self-contained hemodialysis system.   The U.S.
Patent and Trademark Office has also allowed claims on 10 additional patents. The Company has filed a number of additional patent applications directed to a number of different features of the PHD System in the United States, and in several other countries that have significant hemodialysis markets. The Company has also filed a Patent Cooperation Treaty ("PCT") patent application that permits it to file patent applications in additional PCT-member countries for a limited period of time. The Company expects to file additional patent applications in the United States directed to the PHD System as new technology is developed.

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

The commercial success of the Company will depend, in part, on its ability to avoid infringing patents issued to others. The field of dialysis includes a significant number of patents that have been issued to third parties. The Company may receive from third parties, including potential or actual competitors, notices claiming that it is infringing third party patents or other proprietary rights. If the Company were determined to be infringing any third-party patent, the Company could be required to pay substantial damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with the licensed patents or patent applications of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company's business, operating results and financial condition.

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

                                   Employees

As of December 31, 1999, the Company had 85 full-time employees, 74 of whom were employed in research and development capacities. The Company considers its employee relations to be good.

                      Executive Officer and Key Employees

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive Officers of the Company are elected by and serve at the discretion of the Board of Directors.

William C. Dow was appointed President and Chief Executive Officer and a director of the Company in September 1999. From August 1997 until joining the Company in September 1999, he served as President and Chief

Executive Officer of PLC Systems Inc., a manufacturer of lasers used in cardiac surgery. From 1993 to 1997, he served as President and Chief Executive Officer of Deknatel Snowden Pencer Worldwide, Inc., a $100 million medical device manufacturer that became a manufacturing and marketing subsidiary of Genzyme Corporation in 1996. Mr. Dow has over 25 years of experience in the medical device and service industry having held various positions in sales, marketing, distribution and general management with Griffith Micro Science, Kendall, Terumo and American Hospital Supply. Mr. Dow is a graduate of the United States Naval Academy with a Bachelor of Science in Engineering and served as both a pilot and a Supply Corps officer in the U.S. Navy. Mr. Dow serves as a director of PLC Systems Inc.

Bruce E. Dobsch, Executive Vice President and Chief Technology Officer, joined the Company in October 1998 as Senior Vice President of Research and Development. During his 28 years in the medical diagnostics field with DuPont and Dade Behring, he was instrumental in overseeing the development of numerous complex medical products from initial concept to commercialization. From 1996 to 1998, he was Vice President of Research and Development for Dade Behring's Chemistry and Engineering Skill Center. Previously, from 1989 through 1996, he served as Director of Research and Development for DuPont's Chemistry Division.

The following individuals are key employees of the Company:

Carl M. Kjellstrand, M.D., Ph.D., joined the Company in April 1997 as Vice President of Medical Affairs. He joined Aksys from the University of Alberta with more than 40 years of medical teaching experience. As a long-time advocate of patients' rights, his research in dialysis has been published in more than 450 articles. A former consultant to the U.S. Food and Drug Administration on medical devices and former president of the Canadian Society of Nephrology, he is an active member of leading scientific societies and editorial boards.

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

                          Product Liability Exposure

The Company's business exposes it to potential product liability risks that are inherent in the production, marketing and sale of dialysis products. There can be no assurance that the Company will be able to avoid significant product liability exposure. Upon commencement of the first human use of the PHD System in 2000, the Company initiated product liability insurance coverage, with a limit of $10 million. There can be no assurance that such insurance coverage is sufficient, or that additional coverage will be available on acceptable terms or at all or that any insurance policy if obtained will provide adequate protection against potential claims. Furthermore, the Company's agreements with contract manufacturers require the Company to obtain product liability insurance, and the failure to obtain adequate insurance coverage could materially and adversely affect the Company's ability to produce the PHD System. A successful claim brought against the Company in excess of any insurance coverage maintained by the Company could have a material adverse effect upon the Company. In addition, the Company has agreed to indemnify certain of its contract manufacturers against certain liabilities resulting from the sale of the PHD System.

                              Foreign Operations

In April 1996, the Company established Aksys Japan, K.K. ("AJKK"), a wholly-
owned Japanese subsidiary.   AJKK had no employees as of December 31, 1999.
The Company has engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan. The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as the Company progresses through the
stages of clinical studies, regulatory approval and market launch.   All efforts
and decisions are directed from the Company's headquarters in Lincolnshire, Illinois.

On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company has recognized $2.6 million of revenue related to co-development of the PHD System in 1999.

On January 7, 1998, the Company established a strategic alliance with Teijin Limited of Osaka, Japan, as a result of mutually initiated negotiations. The alliance is represented by a Stock Purchase Agreement and a Joint Development Agreement. Under the terms of the Stock Purchase Agreement, Teijin purchased 493,097 newly issued Aksys common shares at a price of $10.14 per share and received certain registration rights with respect to such shares. The Joint Development Agreement provided that, conditional on the achievement of certain milestones, Teijin would make additional cash payments to Aksys. The first of those milestones, for agreeing to the regulatory strategy in Japan, resulted in a payment to Aksys of $1,000,000 during 1998. The Joint Development Agreement was superceded by the Co-Development and License Agreement entered into in 1999.

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

Item 2.  Properties.

The Company leases approximately 41,500 square feet of office space in Lincolnshire, Illinois to conduct its research, development and administrative functions. The Company believes that its present facilities are adequate for its operations. The Company presently expects all manufacturing will be contracted out to third party subcontractors.

Item 3.  Legal Proceedings.

The Company is not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted for a vote of the Company's stockholders during the fourth quarter ended December 31, 1999.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

The Company's Common Stock trades on the Nasdaq National Market under the symbol AKSY. The following table lists the quarterly high and low prices of the Common Stock for the period from January 1, 1998 through December 31, 1999.

   Fiscal          Fiscal
    Year           Quarter             High               Low
 -----------   --------------    ---------------  ----------------
    1999             1st                 $ 8.25           $4.00
                     2nd                  6.625            4.50
                     3rd                  6.938            5.00
                     4th                   6.00            3.75

    1998             1st                  8.375            5.75
                     2nd                   7.50            5.75
                     3rd                  8.875            4.75
                     4th                   7.50            3.50

There were 258 stockholders of record of the Company's Common Stock as of March 2, 2000. In addition, the Company estimates that there were approximately 4,500 beneficial stockholders at March 2, 2000, who held shares in "street name." The Company has not paid cash dividends to date, and management anticipates that future earnings will be retained for development of the Company's business.

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

                                                                  Year Ended December 31,
                                  --------------------------------------------------------------------------------------
                                       1999              1998               1997                1996            1995
                                  ------------      ------------        ------------         -----------    ------------
Consolidated Statement of
 Operations Data:
Revenues:
 Joint development income         $  9,609,313      $  1,000,000        $         --         $        --     $       --
                                  ------------      ------------        ------------         -----------     -----------
Operating costs and expenses:
 Research and development           15,909,993        15,342,533          10,886,803           6,515,485      4,261,230
 Business development                1,737,069         1,185,254           1,043,867             547,767        359,530
 General and administrative          4,258,162         3,304,747           3,848,701           2,559,441        876,613
                                   ------------      ------------        ------------         -----------    -----------
 Total operating expenses           21,905,224        19,832,534          15,779,371           9,622,693      5,497,373
                                   ------------      ------------        ------------         -----------    -----------

Operating loss                     (12,295,911)      (18,832,534)        (15,779,371)         (9,622,693)    (5,497,373)
Other income, net                      997,642         1,677,807           2,272,769           1,803,656        152,710
                                   ------------      ------------        ------------         -----------    -----------

Net loss                          $(11,298,269)     $(17,154,727)       $(13,506,602)        $(7,819,037)   $(5,344,663)
                                   ============      ============        ============         ===========   ============

Net loss per share(1)                   $(0.76)           $(1.17)             $(0.98)             $(0.63)
                                        ======            ======              ======              ======
Weighted average shares
 outstanding(1)                      14,885,449        14,653,953          13,791,236          12,441,718
                                    ============      ============        ============         ===========


                                     Cumulative from
                                     January 18, 1991
                                       (inception)
                                         through
                                    December 31, 1999
                                    -----------------
Consolidated Statement of
 Operations Data:
Revenues:
 Joint development income                $ 10,609,313
                                         ------------
Operating costs and expenses:
 Research and development                  55,323,430
 Business development                       4,873,487
 General and administrative                15,444,073
                                         ------------
 Total operating expenses                  75,640,990
                                         ------------

Operating loss                           (65,031,677)
Other income, net                          7,045,513
                                         ------------

Net loss                                $(57,986,164)
                                        ============

Net loss per share(1)

Weighted average shares
 outstanding(1)

                                                                                        December 31,
                                                    --------------------------------------------------------------------------------
                                                        1999              1998              1997             1996          1995
                                                    ------------      ------------      ------------     ------------  -------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments   $ 14,841,488      $ 20,260,268      $ 29,195,656     $ 45,649,934   $ 3,957,105
Working capital                                        9,191,004        18,009,636        28,432,501       45,041,960     3,565,263
Total assets                                          18,811,434        25,941,835        36,647,251       50,147,510     4,693,450
Long-term liabilities(2)                                 146,345           123,041            77,269           19,630        35,761
Redeemable preferred stock                                    --                --                --               --    12,406,761

Deficit accumulated during development stage         (57,989,197)      (46,690,928)      (29,536,201)     (16,029,599)   (8,210,562)

Total stockholders' equity (deficit)                  12,623,381        23,301,944        35,287,989       48,684,094    (8,201,948)


(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) Consists primarily of deferred rent under operating lease for facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from ESRD. The Company has developed the PHD System, which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At December 31, 1999, the Company had a deficit accumulated during the development stage of $58.0 million. The Company expects to incur additional losses in the foreseeable future at least until such time that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.

Note on Forward-Looking Information

Certain statements in this Form 10-K and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) changes in GMP requirements, (iv) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (v) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD System, the Company's primary product in development, (vi) changing market conditions, (vii) the need to further establish the clinical benefits of daily hemodialysis, (viii) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (ix) the potential adverse impact of possible changes to Medicare reimbursement policies and rates (x) the Company's dependence on key personnel and on patents and proprietary information, and (xi) risks related to the regulatory approval process. Regulatory risks include the timing, scope and results of the Company's clinical trials, and whether and when the Company will obtain clearance from the FDA of a 510(k) pre-market notification (and equivalent regulatory clearances for Europe and Japan), and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net loss for the year ended December 31, 1999 was $11.3 million ($0.76 per share), compared with $17.2 million ($1.17 per share), for the year ended December 31, 1998. The decrease in net loss during 1999 compared with 1998 is due to $9.6 million of revenue recognized under the co-development and licensing agreement with Teijin Limited, offset by increased operating expenses. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during 1999 as compared to 1998.

Joint development income.  On June 21, 1999, the Company entered into a co-
-------------------------
development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company has recognized $2.6 million of revenue related to co-development of the PHD System in 1999.

Research and development expenses.   For the year ended December 31, 1999,
----------------------------------
research and development expenses increased to $15.9 million from $15.3 million for the year ended December 31, 1998. The increase of $0.6 million in 1999 included a one-time charge of approximately $1 million. During 1999, the Company determined that the PHD Systems built for clinical trials, plus additional components to be used for the future manufacture of PHD Systems, would differ from the version of the PHD System that will eventually be commercialized, resulting in the one-time charge of approximately $1 million to write those assets down to a carrying value of zero.

Business development expenses.   During 1999, business development expenses
-----------------------------
increased $0.5 million, from $1.2 million in 1998 to $1.7 million in 1999. The increase is primarily attributable to costs related to execution of the co-development and licensing agreement with Teijin.

General and administrative expenses.   For the year ended December 31, 1999,
-------------------------------------
general and administrative expenses increased from $3.3 million in 1998 to $4.3 in 1999. The increase of $1.0 million is primarily a result of the transition costs of hiring a new President and CEO during 1999.

Interest income.  For the year ended December 31, 1999, interest income was $1.0
---------------
million, compared with $1.7 million for the year ended December 31, 1998, a decrease of $0.7 million. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the year ended December 31, 1999.

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

Joint development income.  During July 1998, the Company received a milestone
-------------------------
payment of $1.0 million under the terms of a joint development agreement entered into during January 1998. The milestone payment signifies the completion of a written strategy for Aksys and Teijin to develop the PHD System for use in Japan.

Research and development expenses.   For the year ended December 31, 1998,
----------------------------------
research and development expenses increased to $15.3 million from $10.9 million for the year ended December 31, 1997. The increase of $4.4 million included one-time charges related to delivery of PHD Systems to be used during the 1999 clinical evaluation. Excluding the one-time charge, research and development expenses increased by $2.8 million, reflecting increased activity as the Company completes development work and prepares for clinical trials in 1999.

Business development expenses.   During 1998, business development expenses
-----------------------------
increased $0.2 million, from $1.0 million in 1997 to $1.2 million in 1998. The increase is attributable to the Company preparing for commercialization of the PHD System in Europe and expenses related to operations of Aksys Japan, K.K., the Company's wholly-owned subsidiary in Japan.

General and administrative expenses.   For the year ended December 31, 1998,
-------------------------------------
general and administrative expenses decreased from $3.8 million in 1997 to $3.3 in 1998. The decrease of $0.5 million results from the Company's efforts to keep administrative and overhead costs to a minimum and direct its funds toward the Company's development efforts.

Interest income.  For the year ended December 31, 1998, interest income was $1.7
---------------
million, compared with $2.3 million for the year ended December 31, 1997, a decrease of $0.6 million. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the year ended December 31, 1998.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through December 31, 1999, the Company had received net offering proceeds from public and private sales of equity securities of approximately $71.2 million. Since its inception in 1991 through December 31, 1999, the Company made $6.7 million of capital expenditures and used $47.8 million in cash to support its operations. At December 31, 1999, the Company had cash, cash equivalents and short-term investments of $14.8 million, working capital of $9.2 million and restricted long-term investments of $0.8 million. The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

The Company estimates that during 2000 it will spend approximately $14 to $15 million for operations, clinical evaluation and preparation for commercialization of the PHD System. The Company expects that substantially all of this amount will be used to (i) conduct clinical studies using the PHD System, and (ii) develop the next generation PHD System to be used for commercialization in the U.S., Japan and worldwide. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and short-term investments as of December 31, 1999 are sufficient to finance the Company's operations through December 31, 2000, and that additional capital will be required to fund operations beyond December 31, 2000.

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

The Company's funding needs will depend on many factors, including the timing and costs associated with obtaining FDA clearance or approval, continued progress in research and development, the results of clinical studies, manufacturing scale-up, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that the Company's plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated. In addition, in the future the Company will require substantial additional financing to fund full-scale production and marketing of the PHD System and related services. The Company has no current arrangements with respect to sources of additional financing. There can be no assurance that FDA clearance or approval will be obtained in a timely manner or at all or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

The Company has not generated taxable income to date. At December 31, 1999, the net operating losses available to offset future taxable income were approximately $60.5 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

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

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Balance Sheets as of December 31, 1999 and 1998, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1999, 1998 and 1997 and for the period from January 18, 1991 (inception) through December 31, 1999, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 13 through 23 of the 1999 Annual Report to Stockholders of the Registrant are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to the Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers and certain key employees is set forth above under "Business - Executive Officers and Key Employees." Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 (a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements:

     1.  Financial Statements.

         The Consolidated Balance Sheets as of December 31, 1999 and 1998, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1999, 1998 and 1997 and for the period from January 18, 1991 (inception) through December 31, 1999, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 13 through 23 of the 1999 Annual Report to Stockholders of the Registrant are incorporated herein by reference.

     2.  Financial Statement Schedules.

         None.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     See "Exhibits Index" below.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                           AKSYS, LTD.

                                           By   /s/ Steven A. Bourne
                                             ------------------------------
                                                  Steven A. Bourne
                                                  Controller and Acting
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 30th day of March, 2000.

            Signature                                      Capacity
            ---------                                      --------


 /s/ William C. Dow            President, Chief Executive Officer and Director
-----------------------------  (Principal Executive Officer)
    William C. Dow



 /s/ Steven A. Bourne          Controller  and Acting Chief Financial Officer
-----------------------------
     Steven A. Bourne



 /s/ Richard B. Egen           Chairman of the Board of Directors
-----------------------------
     Richard B. Egen


 /s/ Peter H. McNerney         Director
-----------------------------
    Peter H. McNerney


 /s/ K. Shan Padda             Director
-----------------------------
       K. Shan Padda


 /s/ W. Dekle Rountree, Jr.    Director
-----------------------------
  W. Dekle Rountree, Jr.


 /s/ Bernard R. Tresnowski     Director
-----------------------------
    Bernard R. Tresnowski

                                  AKSYS, LTD.
                                 EXHIBIT INDEX

Exhibit
Number     Description
--------------------------------------------------------------------------------------------------------
3.1        Restated Certificate of Incorporation of Aksys, Ltd. (1)...............................
3.2        Amended and Restated By-Laws of Aksys, Ltd. (1)........................................
4.1        Form of certificate representing shares of Common Stock,
                  $.01 par value per share (1)....................................................
4.2        Registration Agreement, dated as of April 2, 1993, among
                  the Company and certain stockholders of the Company (1).........................
4.3        Amendment No. 1 to Registration Agreement, dated as of
                  September 22, 1995, among the Company and certain
                  stockholders of the Company (1).................................................
10.1       Aksys, Ltd. 1993 Stock Option Plan (1).................................................
10.5       Manufacturing Agreement, dated as of November 15, 1994,
                  between the Company and SeaMED Corporation (1)..................................
10.6       Manufacturing Agreement, dated as of January 23, 1996,
                  between the Company and Texas Medical Products, Inc. (1)........................
10.7       License Agreement, dated as of April 1, 1993, between the
                  Company and Zbylut J. Twardowski (1)............................................
10.8       License Agreement, dated as of April 1, 1993, between the
                  Company and Cynthia P. Walters (1)..............................................
10.9       Form of Indemnification Agreement (1)..................................................
10.10      License Agreement, dated as of March 11, 1996, between the
                  Company and Allergan, Inc. (1)..................................................
10.11      Lease for Property at Two Marriott Drive (3)...........................................
10.12      Severance, Confidentiality and Post-Employment
                  Restrictions Agreement, dated as of October 12, 1998
                  between the Company and Bruce E. Dobsch (4).....................................
10.13      Severance, Confidentiality and Post-Employment
                  Restrictions Agreement, dated as of October 4, 1999
                  Between the Company and William C. Dow (5)......................................
13         Annual Report to Stockholders.  Except as specifically incorporated herein by reference, this document shall not be deemed "filed"
                  as part of this Annual Report on Form 10-K (5)..................................
21         Subsidiaries of the Company (1)........................................................
23         Consent of KPMG LLP (5)................................................................
27         Financial Data Schedule (5)............................................................

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-2492).
(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-18073).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year Ended December 31, 1997.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year Ended December 31, 1998.
(5) Filed herewith. Exhibit 10.13