Form 10-Q
period 2000-03-31
AKSYS LTD
filed 2000-05-04
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

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



The number of shares of Common Stock, $.01 Par Value, outstanding as of April 24, 2000 was 16,769,034.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2000

TABLE OF CONTENTS

------------------------------------------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                                                                      Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
         and December 31, 1999...........................................................................              3

         Consolidated Statements of Operations for the Three-Month
         Periods Ended March 31, 2000 and 1999 (Unaudited)...............................................              4

         Consolidated Statements of Cash Flows for the Three-Month Periods
         Ended March 31, 2000 and 1999 (Unaudited)........................................................             5

         Notes to Consolidated Financial Statements (Unaudited)...........................................            6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................           8-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................            11


PART II - OTHER INFORMATION

Item 2.  Changes in Securities ...........................................................................            11

Item 4.  Submission of Matters to a Vote of Security Holders .............................................            11

Item 6.  Exhibits and Reports on Form 8-K.................................................................            12

SIGNATURES................................................................................................            12

EXHIBITS..................................................................................................            13


PART 1.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                     March 31,     December 31,
                   Assets                             2000            1999
--------------------------------------------------------------------------------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                         $ 4,103,242    $ 4,322,635
  Short-term investments                              6,507,160     10,518,853
  Interest receivable                                   205,588        298,567
  Prepaid expenses                                      188,361         43,115
  Other current assets                                   96,714         49,542
--------------------------------------------------------------------------------
Total current assets                                 11,101,065     15,232,712
--------------------------------------------------------------------------------
Long-term investments                                   780,000        780,000
Property and equipment, net                           2,378,263      2,564,075
Other assets                                            210,618        234,647
--------------------------------------------------------------------------------
                                                    $14,469,946    $18,811,434
================================================================================
           Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                  $ 1,405,554    $ 1,028,662
  Accrued liabilities                                   332,990        622,359
  Deferred revenue                                    3,215,397      4,390,687
--------------------------------------------------------------------------------
Total current liabilities                             4,953,941      6,041,708
--------------------------------------------------------------------------------
Other long-term liabilities                             150,304        146,345
--------------------------------------------------------------------------------
Total liabilities                                     5,104,245      6,188,053
--------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $.01 per
    share, 1,000,000 shares authorized,
    0 shares issued and outstanding in
    2000 and 1999                                           -              -
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 15,252,337
    and 15,076,996 shares issued and
    outstanding in 2000 and 1999, respectively          152,523        150,770
  Additional paid-in capital                         70,828,660     70,448,778
  Accumulated other comprehensive income                 13,030         13,030
  Deficit accumulated during development stage      (61,628,512)   (57,989,197)
--------------------------------------------------------------------------------
Total stockholders' equity                            9,365,701     12,623,381
--------------------------------------------------------------------------------
                                                    $14,469,946    $18,811,434
================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three-Month Periods Ended March 31, 2000 and 1999

(Unaudited)
--------------------------------------------------------------------------------

                                                                   Cumulative
                                                                      from
                                                                  Jan. 18, 1991
                                  Three months ended Mar. 31,      (inception)
                                -------------------------------      through
                                      2000            1999        Mar. 31, 2000
--------------------------------------------------------------------------------
Revenues:
  Joint development income        $ 1,175,290       $     -       $ 11,784,603
--------------------------------------------------------------------------------
Operating expenses:
  Research and development          3,795,912       3,448,867       59,119,342
  Business development                179,253         353,768        5,052,740
  General and administrative        1,029,808         956,375       16,473,881
--------------------------------------------------------------------------------
Total operating expenses            5,004,973       4,759,010       80,645,963
--------------------------------------------------------------------------------

Operating loss                     (3,829,683)     (4,759,010)     (68,861,360)
--------------------------------------------------------------------------------

Other income (expense):
  Interest income                     190,368         244,580        7,191,588
  Interest expense                       -               -             (23,591)
  Other income                           -               -              67,884
--------------------------------------------------------------------------------
                                      190,368         244,580        7,235,881
--------------------------------------------------------------------------------
Net loss                          $(3,639,315)    $(4,514,430)    $(61,625,479)
--------------------------------------------------------------------------------
Net loss per share, basic
and diluted                       $     (0.24)    $     (0.30)    $      (9.71)
--------------------------------------------------------------------------------
Weighted average shares
outstanding                        15,219,289      14,808,540        6,346,784
================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)
--------------------------------------------------------------------------------
                                                                     Cumulative
                                                                           from
                                                                  Jan. 18, 1991
                                                                    (inception)
                                                                        through
                                          2000          1999     March 31, 2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                             $(3,639,315)  $(4,514,430) $ (61,625,479)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization         219,238       270,350      3,798,362
     Adjustment of fixed asset
      carrying value                          -             -           980,912
     Compensation expense related to
      stock options                           -             -             3,240
     Issuance of stock in exchange
      for services rendered                   -             -           378,305
     Changes in assets and liabilities:
       Interest receivable                  92,979       (53,904)      (205,588)
       Prepaid expenses                   (145,246)      (44,315)      (188,631)
       Other current assets                (47,172)      (96,530)       (96,714)
       Accounts payable                    376,892      (507,314)     1,405,554
       Deferred revenue                 (1,175,290)         -         3,215,397
       Accrued liabilities                (289,369)     (289,654)       489,902
       Other                                 3,959       (14,882)      (538,272)
--------------------------------------------------------------------------------
Net cash used in operating activities   (4,603,324)   (5,250,679)   (52,383,012)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of
   investments                           4,011,693     5,500,000    113,855,562
  Purchases of investments                    -       (1,007,403)  (121,150,265)
  Purchases of property and equipment       (9,397)     (274,716)    (6,692,532)
  Organizational costs incurred               -             -           (19,595)
--------------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                    4,002,296     4,217,881    (14,006,830)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common
   stock, net of issuance costs            381,635       275,147     58,260,509
  Proceeds from issuance of
   preferred stock                            -             -        12,336,096
  Proceeds from issuance of
   note payable                               -             -            41,792
  Repayment of notes payable                  -             -           (41,792)
  Repayment of lease obligation               -             -          (103,521)
--------------------------------------------------------------------------------
Net cash provided by financing
 activities                                381,635       275,147     70,493,084
--------------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents                     (219,393)     (757,651)     4,103,242

Cash and cash equivalents at beginning
 of period                               4,322,635     8,671,576           -
--------------------------------------------------------------------------------
Cash and cash equivalents at end
 of period                             $ 4,103,242   $ 7,913,925  $   4,103,242
================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited


(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1999, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three-month period ended March 31, 2000 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)  Revenue Recognition

     On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company recognized $1.2 million of revenue related to co-development of the PHD System during the quarter ended March 31, 2000.

(3)  Subsequent Event

     On April 11, 2000, the Company issued 1,516,697 shares its of Common Stock in a private placement to four institutional investors, at a per share price of $7.75, resulting in gross proceeds of $11,754,402. After offering costs, net proceeds to the Company were approximately $11.0 million. The Company has agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of the shares sold in the private placement by May 11, 2000.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited


(4)  Comprehensive Income

     Other comprehensive income is comprised of the following:

                             Three months ended March 31,
                             ----------------------------
                                2000             1999
                                ----             ----
Net loss                     $(3,639,315)     $(4,514,430)

Foreign currency
 translation adjustment                0            1,253
                             -----------      -----------

Comprehensive income         $(3,639,315)     $(4,513,177)
                             ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys Personal Hemodialysis PHD System (the "PHD System"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At March 31, 2000, the Company had a deficit accumulated during the development stage of $61.6 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.


Comparison of Results of Operations

For the quarter ended March 31, 2000, the Company reported a net loss of $3.6 million ($0.24 per share), compared with a net loss of $4.5 million ($0.30 per share) for the quarter ended March 31, 1999. The decrease in net loss for the quarter ended March 31, 2000, compared with the same period last year, is primarily due to joint development income related to the co-development and license agreement entered into with Teijin Limited during the quarter ended June 30, 1999.

Joint development income. On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company recognized $1.2 million of revenue related to co-development of the PHD System during the quarter ended March 31, 2000.

Operating expenses. Operating expenses for the quarter ended March 31, 2000 were $5.0 million, compared with $4.8 million for the comparable period in 1999. Research and development expenses increased $0.4 million for the quarter, to $3.8 million, as the Company incurred costs associated with the clinical evaluation of the PHD System.

Business development expenses decreased $0.2 million to $0.2 million during the quarter ended March 31, 2000. The primary reason for the decrease was a reduction in pre-commercialization activities in Europe and Japan in 2000 as compared to 1999

General and administrative expenses remained relatively constant at $1.0 million during the quarters ended March 31, 2000 and March 31, 1999.

Interest income. Interest income for the quarters ended March 31, 2000 and March 31, 1999 was relatively constant, at $0.2 million for each period.


Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through March 31, 2000, the Company received net offering proceeds from public and private sales of equity securities of approximately $70.6 million. In addition, on April 11, 2000, the Company completed a private placement to institutional investors of shares of its common stock, with net proceeds to the Company of approximately $11.0 million. Since its inception in 1991 through March 31, 2000, the Company made $6.7 million of capital expenditures and used $52.4 million in cash to support its operations. At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $10.6 million, working capital of $6.1 million and long-term investments of $0.8 million.

The Company expects that the majority of cash expended on operations will be used to (i) conduct clinical studies using the PHD System, and (ii) prepare for pre-commercialization activities of the PHD System. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and investments as of March 31, 2000, together with net proceeds of approximately $11.0 million from the private placement of its common stock on April 11, 2000, are sufficient to finance the Company's operations, except for working capital needs related to commercial production of PHD Systems, through the date the Company expects to receive 510(k) approval of the PHD System.

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

The Company has not generated taxable income to date. At March 31, 2000, the net operating losses available to offset future taxable income were approximately $64 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.


Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) changes in GMP requirements, (iv) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (v) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD System, the Company's primary product in development, (vi) changing market conditions, (vii) the need to further establish the clinical benefits of daily hemodialysis, (viii) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (ix) the potential adverse impact of possible changes to Medicare reimbursement policies and rates (x) the Company's dependence on key personnel and on patents and proprietary information, and (xi) risks related to the regulatory approval process. Regulatory risks include the timing, scope and results of the Company's clinical trials, and whether and when the Company will obtain clearance from the FDA of a 510(k) pre-market notification (and equivalent regulatory clearances for Europe and Japan), and what additional clinical and other data the Company might have to obtain in connection with seeking such clearances. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the three-month period ended March 31, 2000. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



PART II - OTHER INFORMATION

Item 2. Changes in Securities

On April 11, 2000, the Company completed a private placement to four institutional investors of 1,516,697 shares of its common stock. The gross proceeds of the offering were approximately $11,750,000. The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received a fee of approximately $700,000, plus reimbursement of expenses of approximately $50,000.

The shares of common stock were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The private placement was made without any general solicitation or advertising and each investor represented to the Company in writing that it was an accredited investor within the meaning of Rule 501(a) of Regulation D.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 20, 2000. The stockholders elected one director to serve for a term ending in 2003 and until his successor is elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of a director, resulting in the election of the nominee of the Company:

                           Votes For          Votes Against    Abstain/Non-Vote
                           ---------          -------------    ----------------

  Richard B. Egen         13,559,078              75,368              0

The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are William C. Dow, Peter H. McNerney, W. Dekle Rountree, Jr. and Bernard R. Tresnowski. K. Shan Padda served as a director until the Annual Meeting, but decided not to stand for re-election.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3.1)   Restated Certificate of Incorporation/(1)/

     (3.2)   Amended and Restated Bylaws/(1)/

     (27)    Financial Data Schedule

------------
/(1)/ Incorporated by reference to Aksys, Ltd.'s Registration Statement on Form
      S-1 (Registration No. 333-02492)

(b)  Reports on Form 8-K

On April 19, 2000, the Company filed a Current Report on Form 8-K, reporting the details of a private placement of shares of its Common Stock. Details of the private placement are provided in Item 2 above.



                                   Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Aksys, Ltd.


Date:  May 4, 2000                  By:  /s/  William C. Dow
       -----------                     ------------------------------------
                                       William C. Dow
                                       President, Chief Executive Officer
                                       and Director

Date:  May 4, 2000                  By:  /s/  Steven A. Bourne
       -----------                     ------------------------------------
                                       Steven A. Bourne
                                       Controller