Form 10-Q
period 2000-06-30
AKSYS LTD
filed 2000-08-14
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of August 1, 2000 was 17,155,752.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1 -  FINANCIAL INFORMATION                                             Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
          and December 31, 1999............................................    3

          Consolidated Statements of Operations for the Three- and
          Six-Month Periods Ended June 30, 2000 and 1999 (Unaudited).......    4

          Consolidated Statements of Cash Flows for the Six-Month Periods
          Ended June 30, 2000 and 1999 (Unaudited).........................    5

          Notes to Consolidated Financial Statements (Unaudited)...........  6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 8-11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......   11


PART II - OTHER INFORMATION

Item 2.   Changes in Securities ...........................................   12

Item 6.   Exhibits and Reports on Form 8-K.................................   12

SIGNATURES.................................................................   13

EXHIBITS...................................................................   14

PART 1.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------
                                                             June 30,             December 31,
                           Assets                              2000                   1999
-----------------------------------------------------------------------------------------------
                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                               $ 18,666,224           $  4,322,635
  Short-term investments                                     1,500,477             10,518,853
  Interest receivable                                           50,967                298,567
  Prepaid expenses                                             155,093                 43,115
  Other current assets                                         104,431                 49,542
-----------------------------------------------------------------------------------------------
Total current assets                                        20,477,192             15,232,712
-----------------------------------------------------------------------------------------------

Long-term investments                                          780,000                780,000
Property and equipment, net                                  2,239,666              2,564,075
Other assets                                                   187,440                234,647
-----------------------------------------------------------------------------------------------
                                                          $ 23,684,298           $ 18,811,434
-----------------------------------------------------------------------------------------------

          Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                        $  1,482,439           $  1,028,662
  Accrued liabilities                                          399,664                622,359
  Deferred revenue                                           2,363,629              4,390,687
-----------------------------------------------------------------------------------------------
Total current liabilities                                    4,245,732              6,041,708
-----------------------------------------------------------------------------------------------

Other long-term liabilities                                    154,262                146,345
-----------------------------------------------------------------------------------------------
Total liabilities                                            4,399,994              6,188,053
-----------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
    shares authorized, 0 shares issued and outstanding
    in 2000 and 1999                                                 -                      -
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 17,098,752 and 15,076,996 shares
    issued and outstanding in 2000 and 1999, respectively      170,988                150,770
  Additional paid-in capital                                84,402,440             70,448,778
  Accumulated other comprehensive income                        13,030                 13,030
  Deficit accumulated during development stage             (65,302,154)           (57,989,197)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                  19,284,304             12,623,381
-----------------------------------------------------------------------------------------------
                                                          $ 23,684,298           $ 18,811,434
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Six-Month Periods Ended June 30, 2000 and 1999

(Unaudited)
=======================================================================================================================
                                                                                                           Cumulative
                                                                                                              from
                                           Three-month periods               Six-month periods            Jan. 18, 1991
                                              ended June 30,                   ended June 30,              (inception)
                                       ----------------------------     ----------------------------         through
                                          2000             1999            2000             1999          June 30, 2000
-----------------------------------------------------------------------------------------------------------------------
Revenues:
  Joint development income             $   851,768      $ 7,141,071     $ 2,027,058      $ 7,141,071      $ 12,636,371
-----------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development               3,002,166        3,061,992       6,798,078        6,510,859        62,121,508
  Business development                     664,362          770,137         843,615        1,123,905         5,717,102
  General and administrative             1,150,307          911,662       2,180,115        1,868,037        17,624,188
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                 4,816,835        4,743,791       9,821,808        9,502,801        85,462,798
-----------------------------------------------------------------------------------------------------------------------
Operating loss                          (3,965,067)       2,397,280      (7,794,750)      (2,361,730)      (72,826,427)
-----------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                          291,425          187,881         481,793          432,461         7,483,013
  Interest expense                            -                -               -                -              (23,591)
  Other income                                -                -               -                -               67,884
-----------------------------------------------------------------------------------------------------------------------
                                           291,425          187,881         481,793          432,461         7,527,306
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $(3,673,642)     $ 2,585,161     $(7,312,957)     $(1,929,269)     $(65,299,121)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share,
 basic and diluted                     $     (0.22)     $      0.17     $     (0.46)     $     (0.13)     $      (9.86)
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding     16,685,422       15,345,501      15,952,355       14,822,029         6,619,326
=======================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2000 and 1999
(Unaudited)
=============================================================================================================================
                                                                                                              Cumulative
                                                                                                                 from
                                                                                                             Jan. 18, 1991
                                                                                                              (inception)
                                                                                                                through
                                                                     2000                1999                June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                       $(7,312,957)          $(1,929,269)          $ (65,299,121)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  433,855               542,469               4,012,979
      Adjustment of fixed asset carrying value                             -                     -                 980,912
      Compensation expense related to stock options                        -                     -                   3,240
      Issuance of stock in exchange for services rendered                  -                     -                 378,305
      Changes in assets and liabilities:
        Interest receivable                                          247,600               (98,943)                (50,967)
        Prepaid expenses                                            (111,978)              (56,148)               (155,363)
        Other current assets                                         (54,889)             (102,816)               (104,431)
        Accounts payable                                             453,777              (670,553)              1,482,439
        Deferred revenue                                          (2,027,058)            6,858,929               2,363,629
        Accrued liabilities                                         (222,695)             (177,929)                556,576
        Other                                                          7,917               (24,112)               (534,314)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               (8,586,428)            4,341,628             (56,366,116)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investments                          9,018,376            10,662,202             118,862,245
  Purchases of investments                                                 -            (9,537,386)           (121,150,265)
  Purchases of property and equipment                                (62,239)             (344,394)             (6,745,374)
  Organizational costs incurred                                            -                     -                 (19,595)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                8,956,137               780,422              (9,052,989)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    issuance costs                                                13,973,880               326,039              71,852,754
  Proceeds from issuance of preferred stock                                -                     -              12,336,096
  Proceeds from issuance of note payable                                   -                     -                  41,792
  Repayment of notes payable                                               -                     -                 (41,792)
  Repayment of lease obligation                                            -                     -                (103,521)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         13,973,880               326,039              84,085,329
-----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                         14,343,589             5,448,089              18,666,224
Cash and cash equivalent at beginning of period                    4,322,635             8,671,576
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalent at end of period                        $18,666,224           $14,119,665           $  18,666,224
=============================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited


(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1999, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the six-month period ended June 30, 2000 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on
     Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)  Revenue Recognition

     On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company recognized revenue related to the co-development of the PHD System of $0.9 million and $2.0 million, respectively, during the quarter and six-month period ended June 30, 2000.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited


(3)  Comprehensive Income

     Other comprehensive income is comprised of the following:

                                 Three-month periods ended June 30, Six-month periods ended June 30,
                                 ---------------------------------- --------------------------------
                                       2000             1999             2000              1999
                                       ----             ----             ----              ----
Net income (loss)                  $(3,673,642)      $2,585,161      $(7,312,957)      $(1,929,269)

Foreign currency
translation adjustment                       0             (227)               0            (1,480)
                                   -----------       ----------      -----------       -----------
Comprehensive income               $(3,673,642)      $2,584,934      $(7,312,957)      $(1,930,749)
                                   ===========       ==========      ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys Personal Hemodialysis PHD System (the "PHD System"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At June 30, 2000, the Company had a deficit accumulated during the development stage of $65.3 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.

Comparison of Results of Operations

For the quarter and six-month period ended June 30, 2000, the Company reported net losses of $3.7 million ($0.22 per share) and $7.3 million ($0.46 per share), respectively. For the quarter and six-month period ended June 30, 1999, the Company reported net income of $2.6 million ($0.17 per share) and a net loss of $1.9 million ($0.13 per share), respectively. The increase in net loss, especially compared with net income for the quarter ended June 30, 1999, is attributable to joint development income related to the co-development and license agreement entered into with Teijin Limited during the quarter ended
June 30, 1999, as explained below.

Joint development income. On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million was recognized as revenue during the quarter ended June 30, 1999. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company recognized $0.1 million of revenue related to co-development of the PHD System during the quarter ended June 30, 1999, compared with $0.9 and $2.0 million, respectively, during the quarter and six-month period ended June 30, 2000.

Operating expenses. Operating expenses for the quarter and six-month period ended June 30, 2000 were $4.8 million and $9.8 million, respectively, compared with $4.7 million and $9.5 million for the comparable periods in 1999. Research and development expenses remained relatively constant for the quarters ended June 30, 2000 and 1999, and increased $0.3 million to $6.8 million for the six-month period ended June 30, 2000, as the Company incurred costs associated with the clinical evaluation of the PHD System.

Business development expenses decreased $0.1 million to $0.7 million during the quarter ended June 30, 2000, and decreased $0.3 million to $0.8 million for the six-month period then ended. The primary reason for the decreases was a reduction in pre-commercialization activities in Europe and Japan in 2000 as compared to 1999

General and administrative expenses increased $0.2 million to $1.2 million for the quarter ended June 30, 2000, and increased $0.3 million to $2.2 million for the six-month period ended June 30, 2000. The increases are primarily attributable to the costs of executive hirings during the current quarter.

Interest income. Interest income for the quarter and six-month period ended
June 30, 2000 was $0.3 million and $0.5 million, respectively, compared with $0.2 million and $0.4 million for the same periods last year. The slight increase in interest income is due to earnings on the net proceeds of $13.5 million from private placements of the Company's Common Stock during the quarter ended June 30, 2000.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through June 30, 2000, the Company received net offering proceeds from public and private sales of equity securities of approximately $84.1 million. Since its inception in 1991 through June 30, 2000, the Company made $6.7 million of capital expenditures and used $56.4 million in cash to support its operations. At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $20.2 million, working capital of $16.2 million and long-term investments of $0.8 million.

The Company expects that the majority of cash to be expended on operations will be used to (i) conduct clinical studies using the PHD System, and (ii) prepare for pre-commercialization activities of the PHD System. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and preparation for commercialization of the PHD System and the protection of patent and other proprietary rights.

Upon commercialization, the Company generally expects U.S. customers to purchase PHD Systems and enter into contracts whereby the Company will provide all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD Systems, under which the single monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and service. Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital will increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company was successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

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

The Company has not generated taxable income to date. At June 30, 2000, the net operating losses available to offset future taxable income were approximately $68 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) changes in GMP requirements, (iv) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (v) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD System, the Company's primary product in development, (vi) changing market conditions, (vii) the need to further establish the clinical benefits of daily hemodialysis, (viii) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (ix) the potential adverse impact of possible changes to Medicare reimbursement policies and rates (x) the Company's dependence on key personnel and on patents and proprietary information, and (xi) risks related to the regulatory approval process. Regulatory approval risks include, without limitation, the timing and results of our clinical trial, and whether and when we will obtain clearance from the FDA of a 510(k) per-market notification and similar clearances from other countries in which we may attempt to distribute the PHD System. Additional Clinical trials and/or other data may be needed, beyond the current clinical trial, in order to obtain regulatory clearances. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the six-month period ended June 30, 2000. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

(1) On April 11, 2000, the Company completed a private placement to four institutional investors of 1,516,697 shares of its common stock. The gross proceeds of the offering were approximately $11,754,000. The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received a fee of approximately $705,000.

The shares of common stock were sold in a reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The private placement was made without any general solicitation or advertising and each investor represented to the Company in writing that it was an accredited investor with in the moaning of Rule 501(a) of Regulation D.

(2) On June 8, 2000, the Company completed a private placement of 320,103 shares of its common stock. The shares were sold to Kimal plc, the Company's technical service partner in the United Kingdom and a non-U.S. person (as defined in Regulation S). The Company received gross proceeds from the offering of $2,500,000. No commission fees or other selling expenses were incurred.

The shares of common stock were sold in reliance on the exemption from registration provided by Regulation S, promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3.1)  Restated Certificate of Incorporation /(1)/

     (3.2)  Amended and Restated Bylaws /(1)/

     (27)   Financial Data Schedule

-----------------

(1) Incorporated by reference to Aksys, Ltd.'s Registration Statement on Form S-1 (Registration No. 333-02492.

(b)  Reports on Form 8-K

On April 19, 2000, the Company filed a Current Report on Form 8-K, reporting in
Item 5 the sale and issuance of 1,516,697 shares of its common stock in a private placement to institutional investors.

                                  Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Aksys, Ltd.


Date:  August 14, 2000                 By: /s/  William C. Dow
       ---------------                     --------------------------
                                           William C. Dow
                                           President, Chief Executive
                                           Officer and Director

Date:  August 14, 2000                 By: /s/  Steven A. Bourne
       ---------------                     --------------------------
                                           Steven A. Bourne
                                           Controller