Form 10-Q
period 2000-09-30
AKSYS LTD
filed 2000-11-14
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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

                  Registrant's telephone number 847-229-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----    ----


The number of shares of Common Stock, $.01 Par Value, outstanding as of November 7, 2000 was 18,206,882.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                              Page
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
         and December 31, 1999............................................................................     3

         Consolidated Statements of Operations for the Three- and Nine-Month
         Periods Ended September 30, 2000 and 1999 (Unaudited)............................................     4

         Consolidated Statements of Cash Flows for the Nine-Month Periods
         Ended September 30, 2000 and 1999 (Unaudited)....................................................     5

         Notes to Consolidated Financial Statements (Unaudited)...........................................   6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................  8-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................    11


PART II - OTHER INFORMATION

Item 2.  Changes in Securities ...........................................................................    12

Item 6.  Exhibits and Reports on Form 8-K.................................................................    12

SIGNATURES................................................................................................    13

EXHIBITS..................................................................................................    14

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

================================================================================
                                                  September 30,     December 31,
                   Assets                             2000              1999
--------------------------------------------------------------------------------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                       $ 23,298,522     $  4,322,635
  Short-term investments                                   -         10,518,853
  Interest receivable                                    4,316          298,567
  Prepaid expenses                                     121,826           43,115
  Other current assets                                  97,634           49,542
--------------------------------------------------------------------------------
Total current assets                                23,522,298       15,232,712
--------------------------------------------------------------------------------

Long-term investments                                  780,000          780,000
Property and equipment, net                          2,069,075        2,564,075
Other assets                                           164,262          234,647
--------------------------------------------------------------------------------
                                                  $ 26,535,635     $ 18,811,434
================================================================================

       Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                $  1,312,220     $  1,028,662
  Accrued liabilities                                  557,551          622,359
  Deferred revenue                                   1,928,528        4,390,687
--------------------------------------------------------------------------------
Total current liabilities                            3,798,299        6,041,708
--------------------------------------------------------------------------------

Other long-term liabilities                            157,287          146,345
--------------------------------------------------------------------------------
Total liabilities                                    3,955,586        6,188,053
--------------------------------------------------------------------------------
Stockholders equity:
  Preferred stock, par value $.01 per share,
    1,000,000 shares authorized, 0 shares
    issued and outstanding in 2000 and 1999                --                --
  Common stock, par value $.01 per share,
    50,000,000 shares authorized, 18,116,509
    and 15,076,996 shares issued and outstanding
    in 2000 and 1999, respectively                     181,165          150,770
  Additional paid-in capital                        91,623,552       70,448,778
  Accumulated other comprehensive income                13,030           13,030
  Deficit accumulated during development stage     (69,237,698)     (57,989,197)
--------------------------------------------------------------------------------
Total stockholders' equity                          22,580,049       12,623,381
--------------------------------------------------------------------------------
                                                  $ 26,535,635     $ 18,811,434
================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2000 and 1999

(Unaudited)
==================================================================================================================

                                   Three-month periods               Nine-month periods           Cumulative
                                   ended September 30,               ended September 30,       from Jan. 18, 1991
                                   -------------------              ---------------------      (inception) through
                                   2000           1999              2000             1999         Sept. 30, 2000
------------------------------------------------------------------------------------------------------------------
Revenues:
  Joint development income     $   435,101     $ 1,335,536      $  2,462,159      $ 8,476,607      $ 13,071,472
------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development       3,014,258       4,778,713         9,561,490       11,289,572        64,884,920
  Business development             629,860         288,531         1,724,321        1,412,436         6,597,808
  General and administrative     1,073,134       1,143,882         3,253,249        3,011,919        18,697,322
------------------------------------------------------------------------------------------------------------------
Total operating expenses         4,717,252       6,211,126        14,539,060       15,713,927        90,180,050
------------------------------------------------------------------------------------------------------------------
Operating loss                  (4,282,151)     (4,875,590)      (12,076,901)      (7,237,320)      (77,108,578)
------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                  346,606         312,655           828,400          745,116         7,829,620
  Interest expense                      --              --                --               --           (23,591)
  Other income                          --              --                --               --            67,884
------------------------------------------------------------------------------------------------------------------
                                   346,606         312,655           828,400          745,116         7,873,913
------------------------------------------------------------------------------------------------------------------
Net loss                       $(3,935,545)    $(4,562,935)     $(11,248,501)     $(6,492,204)     $(69,234,665)
==================================================================================================================
Net loss per share, basic
  and diluted                  $     (0.23)    $     (0.31)     $      (0.69)     $     (0.44)     $     (10.03)
==================================================================================================================
Weighted average shares
  outstanding                   17,141,745      14,886,412        16,351,713       14,843,754         6,904,945
==================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2000 and 1999 (Unaudited)

========================================================================================================
                                                                                             Cumulative
                                                                                                from
                                                                                            Jan. 18, 1991
                                                                                             (inception)
                                                                                               through
                                                                  2000            1999     Sept. 30, 2000
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                   $(11,248,501)   $ (6,492,204)   $(69,234,665)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                647,003         820,371       4,226,127
     Adjustment of fixed asset carrying value                         --          950,000         980,912
     Compensation expense related to stock options                    --              --            3,240
     Issuance of stock in exchange for services rendered              --              --          378,305
     Changes in assets and liabilities:
       Interest receivable                                        294,251        (292,808)         (4,316)
       Prepaid expenses                                           (78,711)        (28,828)       (122,096)
       Other current assets                                       (48,092)        (88,456)        (97,634)
       Accounts payable                                           283,558      (1,215,706)       1,312,220
       Deferred revenue                                        (2,462,159)      5,523,393        1,928,528
       Accrued liabilities                                        (64,808)       (107,834)         714,463
       Other                                                       10,942         (41,882)        (531,289)
----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                         (12,666,517)       (973,954)     (60,446,205)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities of investments                      10,518,853      10,719,671      120,362,722
  Purchases of investments                                            --      (12,650,693)    (121,150,265)
  Purchases of property and equipment                             (81,618)       (447,523)      (6,764,753)
  Organizational costs incurred                                       --              --           (19,595)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            10,437,235      (2,378,545)      (7,571,891)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
   net of issuance costs                                       21,205,169          438,739      79,084,043
  Proceeds from issuance of preferred stock                           --               --       12,336,096
  Proceeds from issuance of note payable                              --               --           41,792
  Repayment of notes payable                                          --               --          (41,792)
  Repayment of lease obligation                                       --               --         (103,521)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      21,205,169          438,739      91,316,618
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           18,975,887       (2,913,760)     23,298,522
Cash and cash equivalents at beginning of period                4,322,635        8,671,576             --
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 23,298,522     $  5,757,816    $ 23,298,522
==========================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited

(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 1999, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the nine-month period ended September 30, 2000 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)  Revenue Recognition

     On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company recognized revenue related to the co-development of the PHD System of $0.4 million and $2.5 million, respectively, during the three- and nine-month periods ended September 30, 2000.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements - Unaudited

(3)  Comprehensive Income

     Other comprehensive income is comprised of the following:


                                   Three-month periods                      Nine-month periods
                                     ended Sept. 30,                          ended Sept. 30,
                             --------------------------------        ---------------------------------
                                2000                1999                 2000                1999
                                ----                ----                 ----                ----
Net loss                     $(3,935,545)        $(4,562,935)        $(11,248,501)        $(6,492,204)
Foreign currency
  translation adjustment               0                 486                    0                (994)
                             -----------         -----------         ------------         -----------
Comprehensive income         $(3,935,545)        $(4,562,449)        $(11,248,501)        $(6,493,198)
                             ===========         ===========         ============         ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys Personal Hemodialysis PHD System (the "PHD System"), which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At September 30, 2000, the Company had a deficit accumulated during the development stage of $69.2 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.


Comparison of Results of Operations

For the three- and nine-month periods ended September 30, 2000, the Company reported net losses of $3.9 million ($0.23 per share) and $11.2 million ($0.69 per share), respectively. For the three- and nine-month periods ended September 30, 1999, the Company reported net losses of $4.6 million ($0.31 per share) and $6.5 million ($0.44 per share), respectively. The increase in net losses for the three- and nine-month periods is primarily attributable to reduced revenue related to the co-development and license agreement during the periods ended September 30, 2000, as explained below.

Joint development income. On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million was recognized as revenue during the quarter ended June 30, 1999. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company recognized revenue related to co-development of the PHD System during the three- and nine-month periods ended September 30, 2000 of $0.4 million and $2.5 million, respectively. During the same periods in 1999, the Company recognized revenue of $1.3 million and $8.5 million, respectively.

Operating expenses. Operating expenses for the three- and nine-month periods ended September 30, 2000 were $4.7 million and $14.5 million, respectively, compared with $6.2 million and $15.7 million, respectively, for the comparable periods in 1999. Research and development expenses decreased $1.8 million, to $3.0 million, during the three-month period ended September 30, 2000, and decreased $1.7 million, to $9.6 million, for the nine-month period ended September 30, 2000. The decreases are attributable to costs incurred in the period ended September 30, 1999 related to the completion of PHD Systems used in the Company's clinical evaluation.

Business development expenses increased $0.3 million, to $0.6 million, during the three-month period ended September 30, 2000, and increased $0.3 million, to $1.7 million, for the nine-month period then ended. The increases are attributable to pre-commercialization expenses as the Company concludes the clinical evaluation of the PHD System.

General and administrative expenses remained relatively constant, at $1.1 million, for the three-month periods ended September 30, 2000 and 1999, and increased $0.2 million to $3.3 million for the nine-month period ended September 30, 2000. The increase is primarily attributable to the costs of executive hiring during 2000.

Interest income. Interest income for the three- and nine-month periods ended September 30, 2000 was $0.3 million and $0.8 million, respectively, compared with $0.3 million and $0.7 million for the same periods last year. The slight increase in interest income is due to earnings on the net proceeds of $20.5 million from private placements of the Company's Common Stock during 2000.


Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through September 30, 2000, the Company received net offering proceeds from public and private sales of equity securities of approximately $91.4 million. Since its inception in 1991 through September 30, 2000, the Company made $6.8 million of capital expenditures and used $60.4 million in cash to support its operations. At September 30, 2000, the Company had cash and cash equivalents of $23.3 million, working capital of $19.7 million and long-term investments of $0.8 million.

The Company expects that the majority of cash to be expended on operations will be used to (i) conduct clinical studies using the PHD System, and (ii) prepare for commercialization activities of the PHD System. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and preparation for commercialization of the PHD System and the protection of patent and other proprietary rights.

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

The Company has not generated taxable income to date. At September 30, 2000, the net operating losses available to offset future taxable income were approximately $72 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones on a timely basis, (ii) the Company's need to achieve manufacturing scale-up in a timely manner with its primary manufacturing contractor and its need to provide for the efficient manufacturing of sufficient quantities of its products, (iii) changes in GMP requirements, (iv) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan, (v) the uncertainty regarding the effectiveness and ultimate market acceptance of the PHD System, the Company's primary product in development, (vi) changing market conditions, (vii) the need to further establish the clinical benefits of daily hemodialysis, (viii) the capital requirements necessary to fund the development and commercialization of the Company's products and services and effectively compete with its competitors, many of whom have substantially greater resources, (ix) the potential adverse impact of possible changes to Medicare reimbursement policies and rates (x) the Company's dependence on key personnel and on patents and proprietary information, and (xi) risks related to the regulatory approval process. Regulatory approval risks include, without limitation, the timing and results of our clinical trial, and whether and when we will obtain clearance from the FDA of a 510(k) pre-market notification and similar clearances from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed, beyond the current clinical trial, in order to obtain regulatory clearances. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events, or otherwise.


Current and Pending Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. The Company intends to adopt SFAS No. 133, as amended, in the first quarter of 2001. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its financial statements.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the nine-month period ended September 30, 2000. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31,1999.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

(1) On August 16, 2000, the Company completed a private placement to three institutional investors of 959,678 shares of its common stock. The gross proceeds of the offering were approximately $7,438,000. The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received a fee of approximately $446,000.

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


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3.1)  Restated Certificate of Incorporation/(1)/

     (3.2)  Amended and Restated Bylaws/(1)/

     (27)   Financial Data Schedule

________________

/(1)/ Incorporated by reference to Aksys, Ltd.'s Registration Statement on Form S-1 (Registration No. 333-02492).

(b)  Reports on Form 8-K

On August 21, 2000, the Company filed a Current Report on Form 8-K, reporting in
Item 5 the sale and issuance of 959,678 shares of its common stock in a private placement to institutional investors.

                                  Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Aksys, Ltd.


Date:  November 13, 2000            By:  /s/  William C. Dow
       -----------------                 --------------------------------------

                                         William C. Dow
                                         President, Chief Executive
                                         Officer and Director

Date:  November 13, 2000            By:  /s/  Steven A. Bourne
       -----------------                 --------------------------------------

                                         Steven A. Bourne
                                         Controller