Form 10-K
period 2000-12-31
AKSYS LTD
filed 2001-03-30
CIK 902600

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

================================================================================
     [X] Annual Report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 31, 2000 or
                                                        -----------------

     [_] Transition Report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 for the transition period from _______ to _______

================================================================================
                        Commission file number 0-28290
================================================================================

================================================================================
                                  AKSYS, LTD.
            (Exact name of registrant as specified in its charter)
================================================================================

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

 Common Stock, par value $.01 per share, and related preferred stock purchase rights
--------------------------------------------------------------------------------
                               (Title of Class)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  x         No ____
                                                 ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $103,661,000 as of March 19, 2001 based on the closing sale price of $6.00 as reported by the Nasdaq National Market.

     As of March 19, 2001 the registrant had 18,388,510 shares of Common Stock issued and outstanding.

                      Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on April 26, 2001 (the "Proxy Statement") are incorporated by reference into Part III and portions of the Registrant's 2000 Annual Report to Stockholders filed herewith as Exhibit 13 are incorporated by reference into Part II and Part IV.

================================================================================

                                  AKSYS, LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                        Page No.
                                                                                                        --------
PART I.....................................................................................................1

Item 1.     Business.......................................................................................1
Item 2.     Properties....................................................................................16
Item 3.     Legal Proceedings.............................................................................16
Item 4.     Submission of Matters to a Vote of Security-Holders...........................................16

PART II...................................................................................................17

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters......................17
Item 6.     Selected Financial Data.......................................................................17
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................................................18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................22
Item 8.     Financial Statements and Supplementary Data...................................................22
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........22

PART III..................................................................................................22

Item 10.    Directors and Executive Officers of the Registrant............................................22
Item 11.    Executive Compensation........................................................................22
Item 12.    Security Ownership of Certain Beneficial Owners and Management................................22
Item 13.    Certain Relationships and Related Transactions................................................23

PART IV...................................................................................................23

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................23

SIGNATURES................................................................................................24

EXHIBIT INDEX.............................................................................................25

PART I

Item 1.  Business

                                  Background

Aksys, Ltd. (the "Company") was founded in 1991 to provide hemodialysis products and services for patients suffering from end-stage renal disease ("ESRD"), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform frequent hemodialysis at alternate sites, such as the patient's home, and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the patients' quality of life. All these characteristics have been associated with frequent hemodialysis.

The Company is currently working toward satisfying the regulatory requirements for Food and Drug Administration ("FDA") clearance to market the PHD System in the United States. The Company completed a clinical evaluation of the PHD System in November 2000. In January 2001, Aksys submitted a 510(k) pre-market notification for clearance to market the PHD System. 510(k) clearance by the FDA is required prior to the commercialization of the PHD System in the United States.

Japan is also a significant market where the Company plans to seek regulatory approval, although the regulatory approval cycle in Japan is much longer than in the U.S. On June 21, 1999, the Company entered into a co-development and licensing agreement with Teijin Limited of Osaka Japan (see "Foreign Operations" for a description of the agreement). The Company is currently working with Teijin to jointly develop and eventually commercialize the PHD System in Japan.

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

The Company estimates that over $16 billion was spent in the U.S. during 2000 for the treatment of patients suffering from ESRD, of which more than $5 billion was directly related to dialysis treatment. Based upon information published by the Health Care Financing Administration ("HCFA"), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to an estimated 275,000 at the end of 2000. The current estimated annual growth rate of ESRD patients in the U.S. is approximately 6%. In addition, it is estimated that there were approximately 422,000 dialysis patients in Europe and Japan at the end of 2000. The Company believes that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 62), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk - with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney and (v) a possible increase in the use of medications that damage the kidneys.

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

Medicare generally is the primary payer for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payer for ESRD patients during the 30-month coordination period if, before becoming eligible for Medicare on the basis of ESRD, the patient was already age 65 or over (or eligible for Medicare based on disability) unless covered by an employer group health plan (other than a "small" employer plan) because of current employment. This rule eliminates for many dual-eligible beneficiaries the 30-month coordination period during which the employer plan would serve as primary payer and reimburse health care providers at a rate that the Company believes may be higher than the Medicare composite rate. The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both age (or disability) and ESRD have been the subject of frequent legislative and regulatory changes in recent years and there can be no assurance that such rules will not be unfavorably changed in the future.

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

Reimbursement for home dialysis can be made in two ways. A beneficiary may choose to receive home dialysis equipment, supplies and support services directly from a facility or to make independent arrangements for equipment and supplies. If the beneficiary chooses to use a facility, the facility receives the composite rate for each treatment the patient performs at home. If the beneficiary chooses to make independent arrangements, the supplier bills Medicare on an assignment basis and payment is made at a rate not greater than the composite rate, with the exception of continuous cycling peritoneal dialysis ("CCPD"). There is a monthly payment cap of $2,080 for CCPD and approximately $1,600 for all other methods of home dialysis.

The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies. Actions to change such rate usually occur in the context of federal budget negotiations.

The Company is unable to predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program. Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on the Company's prospects, revenues and earnings. In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare, the occurrence and effect of which are uncertain. See "--Potential Health Care Legislation" below.

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

Potential Health Care Legislation

Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets or meet other political goals. Legislation and/or regulations may be enacted in the future that may significantly modify the Medicare or Medicaid ESRD programs or substantially affect reimbursement for dialysis services.

                         Prevailing Treatment Methods

Hemodialysis and peritoneal dialysis are the two prevailing methods of dialysis.

Hemodialysis

HCFA estimates that as of December 31, 1999, approximately 89% (231,000) of the ESRD dialysis patients in the United States were receiving hemodialysis. Fewer than 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient's blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

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

Peritoneal Dialysis

HCFA estimates that as of December 31, 1999, approximately 11% (27,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient's peritoneum, a large membrane rich in blood vessels that surrounds many of the body's internal organs, as a filter to eliminate toxins and excess fluids from the patient's blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient's peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis ("CAPD"), the process of exchanging dialysate into and out of the patient's peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis ("CCPD"), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms of treatment require strict aseptic technique.

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

Peritoneal Dialysis. Although peritoneal dialysis accounted for 11% (or 27,000) of the dialysis patient population in 1999 according to HCFA, approximately 22% (or 6,000) of the patients in the United States switched to outpatient in-center hemodialysis. The Company believes that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient "burnout" and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

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

Home Hemodialysis as an Alternative

The Company believes that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients. The Company completed a clinical trial of the PHD System in November 2000, whereby a total of 23 patients converted from three times per week dialysis at home to a treatment regimen of more frequent dialysis on the PHD System. Those clinical trial patients dialyzed over 2,600 times on the PHD System, including over 2,100 times at home. Patients showed better clinical outcomes and improved quality of life on more frequent dialysis.

Several other studies over the past 32 years indicate that increasing the number of dialysis treatments per week leads to dramatic improvements in patients. Several study centers report that most of the ESRD patients who performed hemodialysis on a daily basis reported that daily hemodialysis gave them a more positive attitude toward treatment and a higher quality of life. Neither the Company nor the PHD System was involved in the treatments received by patients in these other studies and the Company did not fund these studies. Moreover, patient selection for these studies was not randomized; the Company gathered the data on a retrospective basis from providers that it knew were treating patients with a daily hemodialysis regimen. Consequently there can be no assurance that the patient populations in these studies are representative of the general ESRD patient population. As a result, these studies should not be deemed to have established the impact of daily hemodialysis on clinical outcomes.

In addition to the aforementioned retrospective studies, daily hemodialysis is gaining popularity. There are initiatives in the U.S. and worldwide to study the benefits of daily hemodialysis. The Company estimates that in early 2001, there are 40 centers worldwide, 20 of which are in North America, treating over 400 patients with daily hemodialysis.

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

There is also a perception that vascular access complications arising from inserting the needles into the patient's blood access site may increase with daily treatment sessions. These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients. Although the Company believes that vascular access complications should not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease, that belief is based on data collected from patients using a native fistula. The Company has collected little data from patients using artificial blood vessel grafts or central venous catheters, and there is no assurance that such grafts or catheters will withstand daily treatment. There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of "single needle" vascular access devices which reduce the number of punctures by half,
(ii) the use of central venous catheters which eliminate the need to use needles at all, (iii) novel graft materials, (iv) new, totally implanted central venous catheters with titanium ports and (v) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher.

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

        Drawback                Conventional Home Systems                        Aksys PHD System

Complexity                Complicated equipment designed for          Designed for ease of operation at home,
                          operation only by trained personnel.        including computerized, user-friendly
                                                                      interface.


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

The Company believes that the PHD System offers patients simplification and control. The new technology of the PHD System integrates three systems into one: water purification, delivery of dialysis and dialyzer reprocessing. The PHD System is a fully automated personal dialysis instrument designed to enable operators to perform hemodialysis in a self-care setting, such as the patient's home, on a frequent or daily basis. The PHD System is designed to reduce the patient's time and effort involved in performing each hemodialysis treatment with minimal assistance. Through a touch sensitive display screen with instructions available on a graphic video display, the PHD System is designed to be less intimidating and easier to use than current hemodialysis systems.

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

At the end of a treatment session, the operator reconnects the blood tubing to the system and inserts two small bottles of dialysate in the system to replace those consumed for the previous treatment. The PHD System then automatically flushes and disinfects all fluid pathways, performs a self-diagnostic test to determine whether the disinfection was adequate and readies itself without further patient involvement for the next treatment session.

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

The PHD System is intended to reduce total treatment costs for ESRD patients, including hospitalization costs. There is no reliable way at this time, however, to quantify the potential savings in total treatment cost. The Company expects that the PHD System will be priced at a level to fit within current reimbursement guidelines. Thus, the Company expects there will be little or no reduction in dialysis cost (as opposed to total treatment costs) associated with the PHD System.

Although the Company believes that the PHD System provides a solution to many of the problems presented by conventional dialysis modalities, there are a number of risks that must be overcome for the PHD System to succeed, including the uncertainty of obtaining regulatory clearance or approval and of achieving market acceptance and development.

Other Product Development

During 2001, the Company expects that substantially all of its resources, including available cash and short-term investments, will be devoted to the regulatory approval process and commercialization activities of the PHD System. As the Company nears the stage of commercial production, resources will continue to be devoted to additional features, service and support of the PHD System. At that time, resources will also be directed toward using the platform technology incorporated in the PHD System to develop follow-on products.

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

Target Specific Market Segments. The Company intends to market its products and services directly to those providers of dialysis services most focused on patient outcomes and total cost of care. This strategy is designed to achieve access to the key patient segments which the Company believes will be especially receptive to frequent home hemodialysis using the PHD System, including: (i) dialysis patients currently receiving conventional home hemodialysis, (ii) dialysis patients who drop out of home peritoneal dialysis and (iii) ESRD patients who are just beginning dialysis treatment. In the United States, these segments accounted for approximately 2,000, 6,000 and 94,000 dialysis patients, respectively, in 1999 according to industry data. Although the PHD System has been designed primarily for home use, the Company believes it will also be an attractive alternative dialysis device for self-care clinics and nursing homes.

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

Capture and Provide Outcome Data. The PHD System has a built-in computer capable of recording specific medical data regarding dialysis treatment and patient health and compliance. Future versions of the PHD System may allow outcome data to be furnished on-line to the healthcare provider responsible for treating the patient and will aid the provider in assessing the effectiveness of the patient's dialysis treatment prescription as well as promote the potential clinical and cost benefits of frequent home hemodialysis. Outcome data should become increasingly important if, as the Company believes, HCFA moves towards a reimbursement system that capitates total ESRD patient cost.

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

Phased Domestic and International Market Launch. The Company believes that there is worldwide demand for a cost effective, more clinically effective approach to dialysis. In addition to pursuing market launch in the United States, the Company is establishing marketing and regulatory resources in Europe, Japan and elsewhere. As of December 31, 2000, the Company estimates that there were approximately 202,000 dialysis patients in Europe and 220,000 dialysis patients in Japan.

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

                          Manufacturing and Suppliers

The Company does not intend to initially manufacture any component of the PHD System or related consumables. With respect to the PHD System, the Company has contracted with Peak Industries, Inc. ("Peak"), a contract manufacturer of medical devices, to assemble and produce the dialysis machine. The Company has entered into an agreement with Peak that remains in effect through February 28, 2003, subject to earlier termination under specified circumstances. Peak specializes in the custom manufacturing of medical instrumentation and is certified to ISO requirements for manufacture of such products. ISO Certification is an internationally recognized standard of quality manufacturing. The Company intends to identify additional manufacturing locations in the future, whether or not owned by Peak, to avoid having to rely on a single location. There can be no assurances that the Company will be able to do so on terms acceptable to it. The manufacturing of the Company's products is subject to quality system regulations ("QSR") and other requirements prescribed by regulatory agencies. There can be no assurance that Peak or any other manufacturer of the Company's products will continue to comply with applicable regulatory requirements or that Peak or any such manufacturer will be able to supply the Company with such products in sufficient quantity or at all.

Certain key components of the PHD System, such as the dialyzer, are available from other manufacturers. The blood tubing set, however, is custom made to the Company's specifications by a single supplier. Similarly, the dialysate chemicals supplied to patients using the PHD System will be custom made and packaged to the Company's specifications. The Company is currently working with a leading manufacturer of dialysis products to provide the Company's needed dialysate chemicals. There can be no assurances, however, that any of the key components of the Company's products, including dialyzers produced by other manufacturers, will be available on terms acceptable to the Company or at all.

                           Research and Development

As of December 31, 2000, the Company employed a research and development staff of 82 full time employees, most of whom are engineers and technicians. In addition, the Company used contractors on an as needed basis to assist in its development process. The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 2000, 1999 and 1998, the Company incurred total research and development expenditures of approximately $14,542,000, $15,910,000 and $15,343,000, respectively.

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

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to some of the QSRs). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance and patient registries). Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

The PHD System is classified as a Class II device. On March 30, 1999, the Company filed an Investigational Device Exemption ("IDE") with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System. The Company received full IDE approval in July 1999, and in September 1999 began the clinical trial of the PHD System. 25 patients participated in the trial at three centers. The protocol for the study called for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the PHD System and two months at home on the PHD System. The clinical trial was completed in November 2000, with 23 patients receiving dialysis on the PHD System. Over 2,600 dialysis treatments were performed by patients on the PHD System, including over 2,100 in the home.

The Company submitted a 510(k) pre-market notification for clearance of the PHD System on January 16, 2001, which included the results of its clinical trial. As of March 26, 2001, the Company has not received a response to the submission from the FDA.

The 510(k) clearance process is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Significant unforeseen delays in the process could occur as a result of changes in established review guidelines, regulations or administrative interpretations or determinations by the FDA that clinical data collected is insufficient to support the safety and effectiveness of one or more of the devices for their intended uses or that the data warrants the continuation of clinical studies. Delays in obtaining, or failure to obtain, requisite regulatory approvals or clearances in the United States and other countries would prevent the marketing of the PHD System and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition, and results of operations.

The FDC Act requires that medical devices be manufactured in accordance with the FDA's current QSRs. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with QSR requirements. If violations of the applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the manufacturing facilities of its contract manufacturers, there may be a material adverse effect on the continued marketing of the Company's products.

Before the FDA clears a Section 510(k) submission, the FDA may inspect the utilized manufacturing facilities and processes for compliance with QSRs. Even after the FDA has cleared a 510(k) submission, it will periodically inspect the manufacturing facilities and processes for compliance with QSRs. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSRs. The processes that will be used to manufacture the Company's products have not yet been inspected by the FDA for compliance with QSRs. There is no assurance that the facilities and processes utilized by the Company will comply with QSRs and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

Foreign Government Regulation

The Company plans to market the PHD System in several foreign markets, including Japan and Europe. Requirements pertaining to the PHD System vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. The Company believes the extent and complexity of regulations of medical devices such as the PHD System is increasing worldwide. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. The ability to export into other countries may require compliance with ISO 9000, which is analogous to compliance with the FDA's QSR requirements. The Company has not obtained any regulatory approvals to market the PHD System outside of the United States.

                             Intellectual Property

As of March 1, 2001, the Company either owns or has exclusive rights to 39 U.S. patents and 17 foreign patents for technologies that are important to developing a safe, convenient, self-contained hemodialysis system. The U.S. Patent and Trademark Office has also allowed claims on 10 additional patents. The Company has filed a number of additional patent applications directed to a number of different features of the PHD System in the United States, and in several other countries that have significant hemodialysis markets. The Company has also filed a Patent Cooperation Treaty ("PCT") patent application that permits it to file patent applications in additional PCT-member countries for a limited period of time. The Company expects to file additional patent applications in the United States directed to the PHD System as new technology is developed.

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

The commercial success of the Company will depend, in part, on its ability to avoid infringing patents issued to others. The field of dialysis includes a significant number of patents that have been issued to third parties. The Company may receive from third parties, including potential or actual competitors, notices claiming that it is infringing third party patents or other proprietary rights. If it was determined that the Company was infringing any third-party patent, the Company could be required to pay substantial damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with the licensed patents or patent applications of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company's business, operating results and financial condition.

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

                                   Employees

As of December 31, 2000, the Company had 94 full-time employees, 82 of whom were employed in research and development capacities. The Company considers its employee relations to be good.

                      Executive Officers and Key Employees

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

Richard P. Goldhaber, Senior Vice President and Chief Technical Officer, joined the Company in July 2000. Prior to joining the Company, from 1993 to 2000, he was Vice President of Research and Development at Minntech Corporation, a company that develops, manufactures and distributes dialysis related products. Prior to Minntech, from 1965 to 1993, he held positions of increasing responsibility in product development with Baxter International Inc., including 20 years developing dialysis products.

Dennis G. Erwin, Senior Vice President and Chief Financial Officer, joined the Company in August 2000. From 1995 until joining the Company in August 2000, he served as President of CC Inc., a diverse investment firm with interests in various operating companies. Prior to CC Inc., from 1982 to 1995 he was founder and a principal for CFO and Transaction Consulting Services, a firm that provided acquisition, sale and finance consulting services for small to mid-size companies.

David L. Bellitt, Senior Vice President of Sales and Marketing, joined the Company in November 2000 with over 25 years of experience in the medical devices, diagnostics and home healthcare markets. From June 1997 to November 1999, he served as Senior Vice President at Organon Teknika Corporation, a $100 million division of Akzo Nobel dealing in medical diagnostic instrumentation systems. Prior to Organon, from 1995 to 1997, he was Senior Vice President of Bell+Howell Mail Processing Systems, with responsibilities for worldwide marketing, sales and service for the $370 million division operating in 48 countries.

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

Michael J. Cline joined the Company in July 2000 as Vice President of Manufacturing. From 1995 until joining the Company in July 2000, he served as Vice President of Operations for AutoMed Technologies (formerly Baxter IV/Production Systems), where he had responsibilities for operations, manufacturing, global logistics and technical support. From 1988 to 1994, he was Vice President at Becton Dickinson Cellular Imaging Systems, a manufacturer of capital equipment, software and consumable products in the medical device industry.

                          Product Liability Exposure

The Company's business exposes it to potential product liability risks that are inherent in the production, marketing and sale of dialysis products. There can be no assurance that the Company will be able to avoid significant product liability exposure. Upon commencement of the first human use of the PHD System in January 2000, the Company initiated product liability insurance coverage, with a limit of $10 million. There can be no assurance that such insurance coverage is sufficient, or that additional coverage will be available on acceptable terms or at all or that any insurance policy if obtained will provide adequate protection against potential claims. Furthermore, the Company's agreements with contract manufacturers require the Company to obtain product liability insurance, and the failure to obtain adequate insurance coverage could materially and adversely affect the Company's ability to produce the PHD System. A successful claim brought against the Company in excess of any insurance coverage maintained by the Company could have a material adverse effect upon the Company. In addition, the Company has agreed to indemnify certain of its contract manufacturers against certain liabilities resulting from the sale of the PHD System.

                              Foreign Operations

In April 1996, the Company established Aksys Japan, K.K. ("AJKK"), a wholly-owned Japanese subsidiary. AJKK had no employees as of December 31, 2000. The Company has engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan. The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as the Company progresses through the stages of clinical studies, regulatory approval and market launch. All efforts and decisions are directed from the Company's headquarters in Lincolnshire, Illinois.

On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. During the years ended December 31, 2000 and 1999, the Company recognized revenue of $3.4 million and $2.6 million, respectively, related to co-development of the PHD System. During 2000, the Agreement was amended. The final revenue related to the co-development of the PHD System was recognized during 2000, and the remaining unspent co-development funds under the Agreement have been recorded in other liabilities on the balance sheet as of December 31, 2000.

On January 7, 1998, the Company established a strategic alliance with Teijin, as a result of mutually initiated negotiations. The alliance is represented by a Stock Purchase Agreement and a Joint Development Agreement. Under the terms of the Stock Purchase Agreement, Teijin purchased 493,097 newly issued common shares of the Company at a price of $10.14 per share and received certain registration rights with respect to such shares. The Joint Development Agreement provided that, conditional on the achievement of certain milestones, Teijin would make additional cash payments to the Company. The first of those milestones, for agreeing to the regulatory strategy in Japan, resulted in a payment to the Company of $1,000,000 during 1998. The Joint Development Agreement was superceded by the Agreement entered into in 1999.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted for a vote of the Company's stockholders during the fourth quarter ended December 31, 2000.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

The Company's Common Stock trades on the Nasdaq National Market under the symbol AKSY. The following table lists the quarterly high and low prices of the Common Stock for the period from January 1, 1999 through December 31, 2000.

                  Fiscal         Fiscal
                   Year          Quarter           High           Low
                  ------         -------          -------         ------
                   2000            1/st/          $13.375         $4.875
                                   2/nd/           11.375          6.563
                                   3/rd/            14.00          7.813
                                   4/th/            17.50          11.50

                   1999            1/st/          $  8.25         $ 4.00
                                   2/nd/            6.625           4.50
                                   3/rd/            6.938           5.00
                                   4/th/             6.00           3.75

There were 248 stockholders of record of the Company's Common Stock as of March 1, 2001. In addition, the Company estimates that there were approximately 5,500 beneficial stockholders at March 1, 2001, who held shares in "street name." The Company has not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of the Company's business.

Item 6.  Selected Financial Data.

The selected statements of operations and balance sheet data as of December 31, 2000 and 1999 set forth below have been derived from the audited financial statements of the Company included as Exhibit 13 to this Annual Report on Form 10-K. The selected statements of operations and balance sheet data as of December 31, 1998, 1997 and 1996 set forth below have been derived from the audited financial statements of the Company that have not been included in this Annual Report on Form 10-K. The historical financial data for the Company is not necessarily indicative of future operations and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                                                   Cumulative from
                                                                                                                   January 18, 1991
                                                             Year Ended December 31,                                  (inception)
                                  -----------------------------------------------------------------------------
                                                                                                                       through
                                     2000             1999            1998             1997            1996       December 31, 2000
                                 ------------     ------------    ------------     ------------     -----------   -----------------
Consolidated Statement of
 Operations Data:
Revenues:
 Joint development income        $  3,434,809     $  9,609,313    $  1,000,000     $         --     $        --        $ 14,044,122
                                 ------------     ------------    ------------     ------------     -----------        ------------
Operating costs and expenses:
 Research and development          14,541,873       15,909,993      15,342,533       10,886,803       6,515,485          69,865,303
 Business development               1,025,315        1,737,069       1,185,254        1,043,867         547,767           5,898,802
 General and administrative         4,738,737        4,258,162       3,304,747        3,848,701       2,559,441          20,182,810
                                 ------------     ------------    ------------     ------------     -----------        ------------
 Total operating expenses          20,305,925       21,905,224      19,832,534       15,779,371       9,622,693          95,946,915
                                 ------------     ------------    ------------     ------------     -----------        ------------

Operating loss                    (16,871,116)     (12,295,911)    (18,832,534)     (15,779,371)     (9,622,693)        (81,902,793
Other income, net                   1,159,961          997,642       1,677,807        2,272,769       1,803,656           8,205,474
                                 ------------     ------------    ------------     ------------     -----------        ------------

Net loss                         $(15,711,155)    $(11,298,269)   $(17,154,727)    $(13,506,602)    $(7,819,037)       $(73,697,319)
                                 ============     ============    ============     ============     ===========        ============

Net loss per share/(1)/          $      (0.93)    $      (0.76)   $      (1.17)    $      (0.98)    $     (0.63)       $     (10.25)
                                 ============     ============    ============     ============     ===========        ============

Weighted average shares
 outstanding/(1)/                  16,934,532       14,885,449      14,653,953       13,791,236      12,441,718           7,190,491
                                 ============     ============    ============     ============     ===========        ============

                                                                                        December 31,
                                                        ---------------------------------------------------------------------------

                                                            2000           1999            1998            1997            1996
                                                        ------------   ------------    ------------    ------------    ------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments       $ 19,121,697   $ 14,841,488    $ 20,260,268    $ 29,195,656    $ 45,649,934
Working capital                                           16,636,100      9,191,004      18,009,636      28,432,501      45,041,960
Total assets                                              22,188,020     18,811,434      25,941,835      36,647,251      50,147,510
Long-term liabilities/(2)/                                   158,144        146,345         123,041          77,269          19,630
Deficit accumulated during development stage             (73,700,352)   (57,989,197)    (46,690,928)    (29,536,201)    (16,029,599)
Total stockholders' equity                                19,349,018     12,623,381      23,301,944      35,287,989      48,684,094

/(1)/ Computed on the basis described in Note 1 of Notes to Consolidated
      Financial Statements.
/(2)/ Consists primarily of deferred rent under operating lease for facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from ESRD. The Company has developed the PHD System, which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At December 31, 2000, the Company had a deficit accumulated during the development stage of $73.7 million. The Company expects to incur additional losses in the foreseeable future at least until such time that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.

Note on Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones for the PHD System on a timely basis, (ii) risks related to the regulatory approval process, (iii) market, regulatory and reimbursement conditions, including without limitation patient/clinic acceptance of the PHD System, (iv) additional capital requirements with respect to among other things the commercialization of the PHD System, (v) changing assumptions with respect to projected unit pricing, product cost, gross margin and operating profit targets as identified in the business plan, which are as yet untested,
(vi) risks inherent in relying on a third party to manufacture products, (vii) the impact of products which may be developed, adapted or may otherwise compete with the PHD System, (viii) changes in QSR requirements and (ix) other factors discussed elsewhere in this Annual Report on Form 10-K. Regulatory approval risks include, without limitation, whether and when we will obtain clearance from the FDA of a 510(k) pre-market notification and similar clearances from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed in order to obtain regulatory clearances. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net loss for the year ended December 31, 2000 was $15.7 million ($0.93 per share), compared with $11.3 million ($0.76 per share), for the year ended December 31, 1999. The increase in net loss is attributable to one-time income of $7.0 million in 1999 related to the license of manufacturing and marketing rights to the PHD System in Japan to the Company's partner, Teijin Limited of Osaka, Japan, as discussed below.

Joint development income.  On June 21, 1999, the Company entered into a co-
-------------------------
development and license agreement with Teijin. Under the terms of the agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue in 1999. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company has recognized $3.4 million and $2.6 million of revenue related to co-development of the PHD System in 2000 and 1999, respectively. The agreement was amended in 2000, and final revenue under the co-development agreement was recognized during 2000.

Research and development expenses.   For the year ended December 31, 2000,
----------------------------------
research and development expenses decreased to $14.5 million from $15.9 million for the year ended December 31, 1999. The decrease of $1.4 million was primarily attributable to a one-time charge in 1999 of approximately $1 million. During 1999, the Company determined that the PHD Systems built for clinical trials, plus additional components to be used for the future manufacture of PHD Systems, would differ from the version of the PHD System that will eventually be commercialized, resulting in the one-time charge of approximately $1 million to write those assets down to a carrying value of zero.

Business development expenses.  During 2000, business development expenses
-----------------------------
decreased $0.7 million, from $1.7 million in 1999 to $1.0 million in 2000. The decrease is primarily attributable to 1999 costs related to execution of the co-development and licensing agreement with Teijin.

General and administrative expenses.  For the year ended December 31, 2000,
-----------------------------------
general and administrative expenses increased $0.5 million to $4.7 million. The increase is primarily a result of additions to the senior management team during the middle of 2000.

Interest income.  For the year ended December 31, 2000, interest income was $1.2
---------------
million, compared with $1.0 million for the year ended December 31, 1999, an increase of $0.2 million. The increase is primarily attributable to interest earned on the net proceeds from the Company's private equity financings in 2000, totaling $20.5 million.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net loss for the year ended December 31, 1999 was $11.3 million ($0.76 per share), compared with $17.2 million ($1.17 per share), for the year ended December 31, 1998. The decrease in net loss during 1999 compared with 1998 is due to $9.6 million of revenue recognized under the co-development and licensing agreement with Teijin, offset by increased operating expenses. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during 1999 as compared to 1998.

Joint development income. As discussed in more detail above, the Company entered
------------------------
into a co-development and license agreement (the "Agreement") with Teijin.
The Company recognized $2.6 million of revenue related to co-development of the PHD System in 1999.

Research and development expenses.  For the year ended December 31, 1999,
---------------------------------
research and development expenses increased to $15.9 million from $15.3 million for the year ended December 31, 1998. The increase of $0.6 million in 1999 included a one-time charge of approximately $1 million. During 1999, the Company determined that the PHD Systems built for clinical trials, plus additional components to be used for the future manufacture of PHD Systems, would differ from the version of the PHD System that will eventually be commercialized, resulting in the one-time charge of approximately $1 million to write those assets down to a carrying value of zero.

Business development expenses.  During 1999, business development expenses
-----------------------------
increased $0.5 million, from $1.2 million in 1998 to $1.7 million in 1999. The increase is primarily attributable to costs related to execution of the co-development and licensing agreement with Teijin.

General and administrative expenses.   For the year ended December 31, 1999,
-----------------------------------
general and administrative expenses increased from $3.3 million in 1998 to $4.3 in 1999. The increase of $1.0 million is primarily a result of the transition costs of hiring a new President and CEO during 1999.

Interest income.  For the year ended December 31, 1999, interest income was $1.0
---------------
million, compared with $1.7 million for the year ended December 31, 1998, a decrease of $0.7 million. The Company's use of cash to fund operations resulted in a reduction of interest bearing investments and a related decrease in interest income during the year ended December 31, 1999.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through December 31, 2000, the Company had received net offering proceeds from public and private sales of equity securities of approximately $92.2 million. Since its inception in 1991 through December 31, 2000, the Company made $6.8 million of capital expenditures and used $65.3 million in cash to support its operations. At December 31, 2000, the Company had cash and cash equivalents of $19.1 million, working capital of $16.6 million and restricted long-term investments of $0.8 million. The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

The Company estimates that during 2001 it will spend approximately $18 million for operations, regulatory approvals and commercialization activities of the PHD System. The Company expects that substantially all of this amount will be used to (i) develop the next generation PHD System to be used for commercialization in the U.S., Japan and worldwide and (ii) prepare for commercialization of the PHD in limited quantities in 2001. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and short-term investments as of December 31, 2000 are sufficient to finance the Company's operations through December 31, 2001, and that additional capital will be required to fund operations beyond December 31, 2001.

Generally, the Company expects U.S. customers to purchase PHD Systems and enter into contracts whereby the Company will provide all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD Systems, under which the single monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and services. Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company were successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

The Company's funding needs will depend on many factors, including the timing and costs associated with obtaining FDA clearance or approval, continued progress in research and development, the results of clinical studies, manufacturing scale-up, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that the Company's plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated. In addition, in the future the Company will require substantial additional financing to fund full-scale production and marketing of the PHD System and related services. The Company has no current arrangements with respect to sources of additional financing. There can be no assurance that FDA clearance will be obtained in a timely manner or at all or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

The Company has not generated taxable income to date. At December 31, 2000, the net operating losses available to offset future taxable income were approximately $75.1 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

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

Item 8.   Financial Statements and Supplementary Data.

The Consolidated Balance Sheets as of December 31, 2000 and 1999, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 2000, 1999 and 1998 and for the period from January 18, 1991 (inception) through December 31, 2000, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 15 through 27 of the 2000 Annual Report to Stockholders of the Company are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to the Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers and certain key employees is set forth above in Part I under "Business - Executive Officers and Key Employees." Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16
(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements:

     1.     Financial Statements.

            The Consolidated Balance Sheets as of December 31, 2000 and 1999, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 2000, 1999 and 1998 and for the period from January 18, 1991 (inception) through December 31, 2000, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 15 through 27 of the 2000 Annual Report to Stockholders of the Company are incorporated herein by reference.

     2.     Financial Statement Schedules.

            None.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     See "Exhibits Index" below.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28/th/ day of March, 2001.

                                               AKSYS, LTD.

                                               By        /s/ Steven A. Bourne
                                                  ------------------------------
                                                         Steven A. Bourne
                                                         Controller and
                                                         Principal Accounting
                                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 28/th/ day of March, 2001.

                     Signature                                          Capacity
                     ---------                                          --------

                /s/ William C. Dow                     President, Chief Executive Officer and Director
---------------------------------------------------
                  William C. Dow                       (Principal Executive Officer)


                /s/ Dennis G. Erwin                    Senior Vice President and Chief Financial Officer
---------------------------------------------------
                  Dennis G. Erwin


                /s/ Richard B. Egen                    Chairman of the Board of Directors
---------------------------------------------------
                  Richard B. Egen


                /s/ Peter H. McNerney                  Director
---------------------------------------------------
                  Peter H. McNerney


                /s/ W. Dekle Rountree, Jr.             Director
---------------------------------------------------
                  W. Dekle Rountree, Jr.


                /s/ Bernard R. Tresnowski              Director
---------------------------------------------------
                  Bernard R. Tresnowski

                                  AKSYS, LTD.
                                 EXHIBIT INDEX

Exhibit
Number    Description
-----------------------------------------------------------------------------------------------------------
3.1       Restated Certificate of Incorporation of Aksys, Ltd./(1)/.............................
3.2       Amended and Restated By-Laws of Aksys, Ltd./(1)/......................................
4.1       Form of certificate representing shares of Common Stock,
             $.01 par value per share/(1)/......................................................
4.2       Registration Agreement, dated as of April 2, 1993, among
             the Company and certain stockholders of the Company/(1)/...........................
4.3       Amendment No. 1 to Registration Agreement, dated as of
             September 22, 1995, among the Company and certain
             stockholders of the Company/(1)/...................................................
4.4       Registration Rights Agreement, dated as of April 7, 2000, by and among the Company and the investors named therein/(6)/.........................
4.5       Registration Rights Agreement, dated as of August 14, 2000, by and among the Company and the investors named therein/(7)/......................
10.1      Aksys, Ltd. 1993 Stock Option Plan/(1)/...............................................
10.5      Manufacturing Agreement, dated as of November 15, 1994,
             between the Company and SeaMED Corporation/(1)/....................................
10.6      Manufacturing Agreement, dated as of January 23, 1996,
             between the Company and Texas Medical Products, Inc./(1)/..........................
10.7      License Agreement, dated as of April 1, 1993, between the
             Company and Zbylut J. Twardowski/(1)/..............................................
10.8      License Agreement, dated as of April 1, 1993, between the
             Company and Cynthia P. Walters/(1)/................................................
10.9      Form of Indemnification Agreement/(1)/................................................
10.10     License Agreement, dated as of March 11, 1996, between the
             Company and Allergan, Inc./(1)/....................................................
10.11     Lease for Property at Two Marriott Drive/(3)/.........................................
10.12     Severance, Confidentiality and Post-Employment
            Restrictions Agreement, dated as of October 12, 1998
             between the Company and Bruce E. Dobsch/(4)/.......................................
10.13     Severance, Confidentiality and Post-Employment
            Restrictions Agreement, dated as of October 4, 1999
            Between the Company and William C. Dow/(5)/.........................................
10.14     Manufacturing Agreement, dated as of February 28, 2001,
             Between the Company and Peak Industries, Inc./9/...................................
10.15     Aksys, Ltd. 1996 Stock Awards Plan as amended/(8)/....................................
10.16     Aksys, Ltd. 2001 Employee Stock Purchase Plan/(8)/....................................
13        Annual Report to Stockholders. Except as specifically incorporated herein by reference, this document shall not be deemed "filed" as part of this
          Annual Report on Form 10-K/(9)/.......................................................
21        Subsidiaries of the Company/(1)/......................................................
23        Consent of KPMG LLP/(9)/..............................................................

/(1)/ Incorporated by reference to the Company's Registration Statement on Form
      S-1 (Registration No. 333-2492).
/(2)/ Incorporated by reference to the Company's Registration Statement on Form
      S-8 (Registration No. 333-18073).
/(3)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
/(5)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K, filed on April 19, 2000.
/(7)/ Incorporated by reference to the Company's Current Report on Form 8-K, filed on August 21, 2000.
/(8)/ Incorporated by reference to the Company's Proxy Statement for its 2001
      Annual Meeting of Stockholders.
/(9)/ Filed herewith.