Form 10-Q
period 2001-03-31
AKSYS LTD
filed 2001-05-11
CIK 902600

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From                     to

           _________________________________________________________

                        Commission File Number 0-28290


                                  AKSYS, LTD.
            (Exact name of registrant as specified in its charter)


         Delaware                                 36-3890205
(State of Incorporation)                       (I.R.S. Employer
                                              Identification No.)

            Two Marriott Drive, Lincolnshire, Illinois       60069
            (Address of principal executive offices)       (Zip Code)

                 Registrant's telephone number:  847-229-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO



The number of shares of Common Stock, $.01 Par Value, outstanding as of May 9, 2001 was 18,414,513.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2001

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                                                         Page
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
         and December 31, 2000......................................................................     3

         Consolidated Statements of Operations for the Three-Month
         Periods Ended March 31, 2001 and 2000 (Unaudited)..........................................     4

         Consolidated Statements of Cash Flows for the Three-Month Periods
         Ended March 31, 2001 and 2000 (Unaudited)..................................................     5

         Notes to Consolidated Financial Statements (Unaudited).....................................    6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................................    7-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................    10


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .......................................    11

Item 6.  Exhibits and Reports on Form 8-K...........................................................    12

SIGNATURES..........................................................................................    12

PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,            December 31,
                                   Assets                                              2001                  2000
---------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $  6,728,192          $ 19,121,697
    Short-term investments                                                           1,981,625                     -
    Accounts receivable                                                                801,365                     -
    Interest receivable                                                                107,647                 4,095
    Prepaid expenses                                                                   197,277                65,082
    Other current assets                                                                13,988               125,784
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 9,830,094            19,316,658
---------------------------------------------------------------------------------------------------------------------

Long-term investments                                                                5,846,967               780,000
Property and equipment, net                                                          1,779,024             1,950,167
Other assets                                                                           119,801               141,195
---------------------------------------------------------------------------------------------------------------------
                                                                                  $ 17,575,886          $ 22,188,020
---------------------------------------------------------------------------------------------------------------------

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable                                                              $  1,482,360          $  1,137,222
    Accrued liabilities                                                                210,899               884,913
    Other liabilities                                                                   92,075               658,423
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            1,785,334             2,680,558
---------------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                                            159,601               158,444
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    1,944,935             2,839,002
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, par value $.01 per share, 1,000,000 shares authorized,
      0 shares issued and outstanding in 2001 and 2000                                       -                     -
    Common stock, par value $.01 per share, 50,000,000
       shares authorized, 18,388,510 and 18,317,946 shares
       issued and outstanding in 2001 and 2000, respectively                           183,885               183,179
    Additional paid-in capital                                                      93,168,301            92,853,229
    Accumulated other comprehensive income                                              12,962                12,962
    Deficit accumulated during development stage                                   (77,734,197)          (73,700,352)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          15,630,951            19,349,018
---------------------------------------------------------------------------------------------------------------------
                                                                                  $ 17,575,886          $ 22,188,020
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three-Month Periods Ended March 31, 2001 and 2000

(Unaudited)
-------------------------------------------------------------------------------------------


                                                                              Cumulative
                                                                                 from
                                               Three-month periods            Jan. 18, 1991
                                                 ended March 31,              (inception)
                                          -----------------------------         through
                                              2001             2000          March 31, 2001
-------------------------------------------------------------------------------------------
Revenues:
    Joint development income              $         -       $ 1,175,290     $   14,044,122
-------------------------------------------------------------------------------------------
Operating expenses:
    Research and development                2,585,239         3,795,912         72,450,542
    Business development                      526,533           179,253          6,425,335
    General and administrative              1,176,699         1,029,808         21,359,509
-------------------------------------------------------------------------------------------
Total operating expenses                    4,288,471         5,004,973        100,235,386
-------------------------------------------------------------------------------------------

Operating loss                             (4,288,471)       (3,829,683)       (86,191,264)
-------------------------------------------------------------------------------------------

Other income (expense):
    Interest income                           254,626           190,368          8,415,807
    Interest expense                                -                 -            (23,591)
    Other income                                    -                 -             67,884
-------------------------------------------------------------------------------------------
                                              254,626           190,368          8,460,100
-------------------------------------------------------------------------------------------

Net loss                                  $(4,033,845)      $(3,639,315)    $  (77,731,164)
-------------------------------------------------------------------------------------------

Net loss per share,
    basic and diluted                     $     (0.22)      $     (0.24)    $       (10.42)
-------------------------------------------------------------------------------------------

Weighted average shares
    outstanding                            18,387,415        15,219,289          7,460,948
-------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2001 and 2000 (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                Cumulative
                                                                                                                   from
                                                                                                               Jan. 18, 1991
                                                                                                                (inception)
                                                                                                                  through
                                                                         2001                 2000            March 31, 2001
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                         $ (4,033,845)       $ (3,639,315)         $ (77,731,164)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                     206,123             219,238              4,649,258
        Adjustment of equipment carrying value                                  -                   -                980,912
        Compensation expense related to stock options                           -                   -                426,580
        Issuance of stock in exchange for services rendered                     -                   -                408,930
        Changes in assets and liabilities:
          Interest receivable                                            (103,552)             92,979               (107,647)
          Prepaid expenses                                               (132,195)           (145,246)              (197,547)
          Accounts receivable                                            (801,365)                  -               (801,365)
          Other current assets                                            111,796             (47,172)               (14,056)
          Accounts payable                                                345,138             376,892              1,482,360
          Other liabilities                                              (566,348)         (1,175,290)              (566,348)
          Accrued liabilities                                            (674,014)           (289,369)             1,038,333
          Other                                                             1,157               3,959               (541,074)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (5,647,105)         (4,603,324)           (70,972,828)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from maturities of investments                                     -           4,011,693            120,362,722
    Purchases of investments                                           (7,048,592)                  -           (128,198,857)
    Purchases of property and equipment                                   (13,586)             (9,397)            (6,853,372)
    Organizational costs incurred                                               -                   -                (19,595)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    (7,062,178)          4,002,296            (14,709,102)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock,
      net of issuance costs                                               315,778             381,635             80,177,547
    Proceeds from issuance of preferred stock                                   -                   -             12,336,096
    Proceeds from issuance of note payable                                      -                   -                 41,792
    Repayment of notes payable                                                  -                   -                (41,792)
    Repayment of lease obligation                                               -                   -               (103,521)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 315,778             381,635             92,410,122
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (12,393,505)           (219,393)             6,728,192

Cash and cash equivalents at beginning of period                       19,121,697           4,322,635                      -
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $  6,728,192        $  4,103,242          $   6,728,192
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements-Unaudited

(1) Basis for Presentation

    The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 2000, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three- month period ended March 31, 2001 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

(2) Co-Development Costs

    On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue during the three-month period ended June 30, 1999. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee was restricted to development costs incurred on the PHD System and could not be used for other general corporate purposes.

    The Agreement was amended during November 2000. As part of the amendment, Teijin has direct control over the product development efforts for the PHD System that will be tested in Japan. Aksys continues to have rights to the jointly developed technology. Prior to the amendment, as costs were incurred under the co-development arrangement, a corresponding amount was recognized as revenue. As of the date of amendment, unspent funds were recorded as other liabilities. The Company reduces the liability for project costs incurred by the Company on Teijin's behalf for the development of the PHD System for Japan. The Company also has recorded a receivable from Teijin of $801,365 as of March 31, 2001, representing funds spent by the Company on Teijin's behalf for Teijin's construction of clinical machines for use in Japan. The Company expects to collect the funds owed by Teijin once Teijin ships the clinical machines to Japan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys Personal Hemodialysis PHD System (the "PHD System"), which is designed to enable patients to perform more frequent hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At March 31, 2001, the Company had a deficit accumulated during the development stage of $77.7 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.

Comparison of Results of Operations

For the three-month period ended March 31, 2001, the Company reported a net loss of $4.0 million ($0.22 per share), compared with a net loss of and $3.6 million ($0.24 per share) for the three-month period ended March 31, 2000. The factors in the increased net loss are explained in detail below.

Joint development income.  Effective November 21, 2000, the Company amended its
------------------------
co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Prior to the amendment, as costs were incurred under the co-development agreement a corresponding amount was recognized as revenue. For the three-month period ended March 31, 2001, there was no joint development income, compared with $1.2 million for the three-month period ended March 31, 2000.

Operating expenses.   Operating expenses for the three-month period ended March
------------------
31, 2001 were $4.3 million, compared with $5.0 million for the comparable period in 2000. Research and development expenses decreased $1.2 million, to $2.6 million, during the three-month period ended March 31, 2001. As explained above, the co-development agreement with Teijin was amended in November 2000. Research and development expenses incurred on the PHD System for Japan were $1.2 million for the three-month period ended March 31, 2000, compared with no comparable development expenses for the three-month period ended March 31, 2001.

Business development expenses increased approximately $350,000, to $0.5 million, during the three-month period ended March 31, 2001. The increase reflects the escalation of pre-commercialization activities in preparation for commercial launch of the PHD System once FDA approval is obtained.

General and administrative expenses increased approximately $150,000 to $1.2
million for the three-month period ended March 31, 2001.   The increase is
primarily attributable to the salary costs of executives hired during the second half of fiscal year 2000.

Interest income.  Interest income for the three-month period ended March 31,
---------------
2001 increased approximately $64,000 to $255,000. The increase in interest income is due to earnings on the net proceeds of $20.5 million from private placements of the Company's Common Stock during fiscal year 2000.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through March 31, 2001, the Company received net offering proceeds from public and private sales of equity securities of approximately $92.5 million. Since its inception in 1991 through March 31, 2001, the Company made $6.9 million of capital expenditures and used $71.0 million in cash to support its operations. At March 31, 2001, the Company had cash, cash equivalents and short-term investments of $8.7 million, working capital of $8.0 million and long-term investments of $5.8 million.

The Company estimates that during fiscal 2001 it will spend approximately $18 million for operations, regulatory approvals and commercialization activities of the PHD System (including funds spent during the three-month period ended March 31, 2001). The Company expects that substantially all of this amount will be used to (i) develop the next generation PHD System to be used for commercialization in the U.S., Japan and worldwide and (ii) prepare for commercialization of the PHD in limited quantities in 2001. The Company expects to continue to incur substantial expenses related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights. The Company believes that cash and investments as of March 31, 2001 are sufficient to finance the Company's operations through December 31, 2001, and that additional capital will be required to fund operations beyond December 31, 2001.

Generally, the Company expects U.S. customers to purchase PHD Systems and enter into contracts whereby the Company will provide all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support. As an alternative, U.S. customers may enter into lease agreements for the PHD Systems, under which the single monthly price would also include a lease payment. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and services. Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company were successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, or on commercially reasonable terms, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

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

The Company has not generated taxable income to date. At March 31, 2001, the net operating losses available to offset future taxable income were approximately $79.1 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones for the PHD System on a timely basis, (ii) risks related to the regulatory approval process,
(iii) market, regulatory and reimbursement conditions, including without limitation patient/clinic acceptance of the PHD System, (iv) additional capital requirements with respect to among other things the commercialization of the PHD System, (v) changing assumptions with respect to projected unit pricing, product cost, gross margin and operating profit targets as identified in the business plan, which are as yet untested, (vi) risks inherent in relying on a third party to manufacture products, (vii) the impact of products which may be developed, adapted or may otherwise compete with the PHD System, (viii) changes in QSR requirements and (ix) other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Regulatory approval risks include, without limitation, whether and when we will obtain clearance from the FDA of a 510(k) pre-market notification and similar clearances from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed in order to obtain regulatory clearances. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the three-month period ended March 31, 2001. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 26, 2001, and the following matters were voted on at the meeting.

1. The stockholders elected all of the directors nominated to serve for terms ending in 2004 or until their successors are duly elected and qualified or until their earlier removal or resignation. The stockholders present in person or by proxy voted as follows:

                               Votes For     Votes Against  Abstain/Non-Vote
                               ---------     -------------  ----------------

     William C. Dow            13,415,577      1,509,842          0

     W. Dekle Rountree, Jr.    14,497,846        427,573          0

     The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are Richard B. Egen, Peter H. McNerney and Bernard R. Tresnowski.

2. The stockholders approved the proposal to increase the shares of Aksys, Ltd. Common Stock authorized for issuance under the Aksys, Ltd. 1996 Stock Awards Plan from 1,775,000 to 2,275,000 and to modify the method of annual stock option grants and vesting terms for non-employee directors. The stockholders present in person or by proxy voted as follows:

                   Votes  For               Votes Against    Abstain/Non-Vote
                   ----------               -------------    ----------------

                   12,462,743                 2,387,962          74,714

3. The stockholders approved the proposal to adopt the Aksys, Ltd. 2001 Employee Stock Purchase Plan. The stockholders present in person or by proxy voted as follows:

                   Votes  For               Votes Against    Abstain/Non-Vote
                   ----------               -------------    ----------------

                   14,736,877                  137,228           51,314

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


                                         Aksys, Ltd.


Date:  May 11, 2001                 By:  /s/  William C. Dow
       ------------                      ---------------------------------------

                                         William C. Dow
                                         President, Chief Executive
                                         Officer and Director

Date:  May 11, 2001                 By:  /s/  Steven A. Bourne
       ------------                      ---------------------------------------

                                         Steven A. Bourne
                                         Controller