Form 10-Q
period 2001-06-30
AKSYS LTD
filed 2001-08-08
CIK 902600

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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



The number of shares of Common Stock, $.01 Par Value, outstanding as of July 27, 2001 was 18,539,065.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

TABLE OF CONTENTS
----------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                                Page

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
         and December 31, 2000.............................................     3

         Consolidated Statements of Operations for the Three- and Six-Month
         Periods Ended June 30, 2001 and 2000 (Unaudited)..................     4

         Consolidated Statements of Cash Flows for the Six-Month Periods
         Ended June 30, 2001 and 2000 (Unaudited)..........................     5

         Notes to Consolidated Financial Statements (Unaudited)............     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  7-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........    10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................    11

SIGNATURES.................................................................    11

PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

==================================================================================
                                                   June 30,           December 31,
                    Assets                           2001                 2000
----------------------------------------------------------------------------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                      $  3,872,227         $ 19,121,697
  Accounts receivable                               1,487,993                    -
  Interest receivable                                  97,698                4,095
  Prepaid expenses                                    121,820               65,082
  Other current assets                                707,738              125,784
----------------------------------------------------------------------------------
Total current assets                                6,287,475           19,316,658
----------------------------------------------------------------------------------

Long-term investments                               4,834,496              780,000
Property and equipment, net                         1,625,844            1,950,167
Other assets                                          101,288              141,195
----------------------------------------------------------------------------------
                                                 $ 12,849,103         $ 22,188,020
==================================================================================
     Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                               $  1,806,800         $  1,137,222
  Accrued liabilities                                 237,165              884,913
  Other liabilities                                         -              658,423
----------------------------------------------------------------------------------
Total current liabilities                           2,043,965            2,680,558
----------------------------------------------------------------------------------

Other long-term liabilities                           160,758              158,444
----------------------------------------------------------------------------------
Total liabilities                                   2,204,723            2,839,002
----------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    1,000,000 shares authorized, 0 shares
    issued and outstanding in 2001 and 2000                 -                    -

  Common stock, par value $.01
    per share, 50,000,000 shares authorized,
    18,419,179 and 18,317,946 shares
    issued and outstanding in 2001 and 2000,
    respectively                                      184,192              183,179

  Additional paid-in capital                       93,221,482           92,853,229
  Accumulated other comprehensive income               10,636               12,962
  Deficit accumulated during development stage    (82,771,930)         (73,700,352)
----------------------------------------------------------------------------------
Total stockholders' equity                         10,644,380           19,349,018
----------------------------------------------------------------------------------
                                                 $ 12,849,103         $ 22,188,020
----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Six-Month Periods Ended June 30, 2001 and 2000

(Unaudited)
==============================================================================================================
                                                                                                 Cumulative
                                                                                                    from
                                    Three-month periods               Six-month periods        Jan. 18, 1991
                                      ended June 30,                   ended June 30,           (inception)
                                ---------------------------      ---------------------------      through
                                   2001            2000             2001            2000       June 30, 2001
--------------------------------------------------------------------------------------------------------------
Revenues:
  Joint development income      $        -      $   851,768      $        -      $ 2,027,058      $ 14,044,122
--------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development        3,394,692       3,002,166        5,937,066       6,798,078        75,802,369
  Business development              594,072         664,362        1,047,051         843,615         6,945,853
  General and administrative      1,172,501       1,150,307        2,465,634       2,180,115        22,648,444
--------------------------------------------------------------------------------------------------------------
Total operating expenses          5,161,265       4,816,835        9,449,751       9,821,808       105,396,666
--------------------------------------------------------------------------------------------------------------
Operating loss                   (5,161,265)     (3,965,067)      (9,449,751)     (7,794,750)      (91,352,544)
--------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                   123,548         291,425          378,174         481,793         8,539,355
  Interest expense                       -               -                -               -            (23,591)
  Other income                           -               -                -               -             67,884
--------------------------------------------------------------------------------------------------------------
                                    123,548         291,425          378,174         481,793         8,583,648
--------------------------------------------------------------------------------------------------------------
Net loss                        $(5,037,717)    $(3,673,642)     $(9,071,577)    $(7,312,957)     $(82,768,896)
--------------------------------------------------------------------------------------------------------------
Net loss per share,
  basic and diluted             $     (0.27)    $     (0.22)     $     (0.49)    $     (0.46)     $     (11.09)
--------------------------------------------------------------------------------------------------------------
Weighted average shares
  outstanding                    18,407,482      16,685,422       18,397,633      15,952,355         7,460,948
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2001 and 2000 (Unaudited)

====================================================================================================================================
                                                                                                                       Cumulative
                                                                                                                          from
                                                                                                                      Jan. 18, 1991
                                                                                                                       (inception)
                                                                                                                         through
                                                                   2001                    2000                       June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                  $ (9,071,577)              $(7,312,957)                  $ (82,768,896)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              395,733                   433,855                       4,838,868
       Adjustment of equipment carrying value                           -                         -                         980,912
       Compensation expense related to stock options                    -                         -                         426,580
       Issuance of stock in exchange for services rendered              -                         -                         408,930
       Changes in assets and liabilities:
         Interest receivable                                      (93,603)                  247,600                         (97,698)
         Prepaid expenses                                         (56,738)                 (111,978)                       (122,090)
         Accounts receivable                                   (1,487,993)               (2,027,058)                     (1,487,993)
         Other current assets                                    (581,954)                  (54,889)                       (707,806)
         Accounts payable                                         669,578                   453,777                       1,806,800
         Other liabilities                                       (658,423)                        -                        (658,423)
         Accrued liabilities                                     (647,748)                 (222,695)                      1,064,599
         Other                                                      1,559                     7,917                        (540,672)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                         (11,531,166)               (8,586,428)                    (76,856,889)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities on investments                      2,994,096                 9,018,376                     123,356,818
   Purchases of investments                                    (7,048,592)                        -                    (128,198,857)
   Purchases of property and equipment                            (33,074)                  (62,239)                     (6,872,860)
   Organizational costs incurred                                        -                         -                         (19,595)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            (4,087,570)                8,956,137                     (11,734,494)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock,
     net of issuance costs                                        369,266                13,973,880                      80,231,035
   Proceeds from issuance of preferred stock                            -                         -                      12,336,096
   Proceeds from issuance of notes payable                              -                         -                          41,792
   Repayment of notes payable                                           -                         -                         (41,792)
   Repayment of lease obligation                                        -                         -                        (103,521)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         369,266                13,973,880                      92,463,610
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (15,249,470)               14,343,589                       3,872,227

Cash and cash equivalents at beginning of period               19,121,697                 4,322,635                               -
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $  3,872,227               $18,666,224                   $   3,872,227
====================================================================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements-Unaudited


(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 2000, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the six-month period ended June 30, 2001 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

(2)  Co-Development Costs

     On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. The Agreement was amended effective November 21, 2000. As part of the amendment, Teijin has direct control over the product development efforts for the PHD System that will be tested in Japan. Aksys continues to have rights to the jointly developed technology. Prior to the amendment, as costs were incurred under the co-development arrangement, a corresponding amount was recognized as revenue. For the three- and six-month periods ended June 30, 2000, the Company recognized revenue of $851,768 and $2,027,058, respectively. As of the date of the amendment, unspent funds were recorded as other liabilities. The Company reduces the liability for project costs incurred by the Company on Teijin's behalf for the development of the PHD System for Japan. The Company has also recorded a receivable from Teijin of $1,487,993 as of June 30, 2001, representing funds spent by the Company on Teijin's behalf for Teijin's construction of clinical machines for use in Japan. The Company collected $1,200,000 of this receivable on July 2, 2001, and expects to collect the balance of funds owed by Teijin once Teijin ships the clinical machines to Japan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys Personal Hemodialysis PHD System (the "PHD System"), which is designed to enable patients to perform more frequent hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At June 30, 2001, the Company had a deficit accumulated during the development stage of $82.8 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.


Comparison of Results of Operations

For the three- and six-month periods ended June 30, 2001, the Company reported net losses of $5.0 million ($0.27 per share) and $9.1 million ($0.49 per share), compared with net losses of $3.7 million ($0.22 per share) and $7.3 million ($0.46 per share) for the three-and six-month periods ended June 30, 2000. The factors in the increased net loss are explained in detail below.

Joint development income. Effective November 21, 2000, the Company amended its co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Prior to the amendment, as costs were incurred under the co-development agreement a corresponding amount was recognized as revenue. As of the date of the amendment, unspent funds were recorded as other liabilities. The Company reduces the liability for project costs incurred by the Company on Teijin's behalf for the development of the PHD System for Japan. For the three- and six-month periods ended June 30, 2001, there was no joint development income, compared with $0.9 million and $2.0 million, respectively, for the three- and six-month periods ended June 30, 2000.

Operating expenses. Operating expenses for the three-month period ended June 30, 2001 were $5.2 million, compared with $4.8 million for the comparable period in 2000. Research and development expenses increased $0.4 million, to $3.4 million, during the three-month period ended June 30, 2001, primarily due to the cost of final engineering changes to the PHD System in preparation of commercial launch. For the six-month period ended June 30, 2001, research and development expenses decreased $0.9 million, as costs related to the clinical trial of the PHD System were completed in 2000.

Business development expenses decreased $0.1 million, to $0.6 million, as consulting costs for exploring overseas markets were incurred during the three-month period ended June 30, 2000. For the six-month period ended June 30, 2001, business development expenses increased $0.2 million to $1.0 million. The increase reflects the escalation of pre-commercialization activities in preparation for commercial launch of the PHD System.

General and administrative expenses remained constant, at $1.2 million, for the three-month periods ended June 30, 2001 and 2000. For the six-month period ended June 30, 2001, general and administrative expenses increased $0.3 million, to $2.5 million, due primarily to employee relocation costs incurred during the first half of 2001.

Interest income. Interest income for the three-month period ended June 30, 2001 decreased approximately $0.2 million, to $0.1 million, as funds were expended to support the Company's operations. For the six-month period ended June 30, 2001, interest income decreased $0.1 million, to $0.4 million, as cash and investment balances were spent in support of the Company's operations.


Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through June 30, 2001, the Company received net offering proceeds from public and private sales of equity securities of approximately $92.6 million. Since its inception in 1991 through June 30, 2001, the Company made $6.9 million of capital expenditures and used $76.9 million in cash to support its operations. At June 30, 2001, the Company had funds available to support operations of $10.2 million, including cash and cash equivalents of $3.9 million, long-term investments of $4.8 million and a receivable from its partner in Japan of $1.5 million. The Company received payment of $1.2 million from its Japanese partner related to this receivable on July 2, 2001.

The Company estimates that during fiscal 2001 it will spend approximately $18-$20 million for operations, regulatory approvals and commercialization activities of the PHD System (including funds spent during the six-month period ended June 30, 2001). The Company expects that substantially all of this amount will be used to (i) develop the next generation PHD System to be used for commercialization in the U.S., Japan and worldwide and (ii) prepare for commercialization of the PHD in limited quantities in 2001. The Company expects to incur substantial cash outlays related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights.

The Company believes that existing cash, investments and the receivable from its Japanese partner as of June 30, 2001 are sufficient to finance the Company's operations through December 31, 2001, but that significant additional capital will be required to fund operations beyond December 31, 2001.

The Company's funding needs will depend on many factors, including the timing and costs associated with obtaining FDA clearance or approval, continued progress in research and development, manufacturing scale-up, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that the Company's plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated. In addition, in the future the Company will require substantial additional financing to fund full-scale production and marketing of the PHD System and related services. The Company has no current arrangements with respect to sources of additional financing. There can be no assurance that FDA clearance will be obtained in a timely manner or at all or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Generally, the Company expects U.S. customers to lease or purchase PHD Systems and enter into contracts whereby the Company will provide all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support. If the U.S. customers enter into lease agreements, the single monthly payment would increase to include the lease payment for the PHD System. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and services. Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital is likely to increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company were successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, or on commercially reasonable terms, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

The Company has not generated taxable income to date. At June 30, 2001, the net operating losses available to offset future taxable income were approximately $84.2 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones for the PHD System on a timely basis, (ii) risks related to the regulatory approval process, (iii) market, regulatory and reimbursement conditions, including without limitation, patient/clinic acceptance of the PHD System, (iv) additional capital requirements with respect to among other things the commercialization of the PHD System, (v) changing assumptions with respect to projected unit pricing, product cost, gross margin and operating profit targets as identified in the business plan, which are as yet untested, (vi) risks inherent in relying on a third party to manufacture products, (vii) the impact of products which may be developed, adapted or may otherwise compete with the PHD System, (viii) changes in QSR requirements and (ix) other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Regulatory approval risks include, without limitation, whether and when we will obtain clearance from the FDA of a 510(k) pre-market notification and similar clearances from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed in order to obtain regulatory clearances. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the six-month period ended June 30, 2001. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

     (3.1)  Restated Certificate of Incorporation (1)

     (3.2)  Amended and Restated Bylaws (1)


________________

(1) Incorporated by reference to Aksys, Ltd.'s Registration Statement on Form S-1 (Registration No. 333-02492).


(b)  Reports on Form 8-K

None



                                   Signatures


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Aksys, Ltd.


Date:  August 8, 2001               By:  /s/  William C. Dow
       --------------                    -------------------

                                         William C.  Dow
                                         President, Chief Executive
                                         Officer and Director

Date:  August 8, 2001               By:  /s/  Steven A. Bourne
       --------------                    ---------------------

                                         Steven A. Bourne
                                         Controller