Form 10-Q
period 2001-09-30
AKSYS LTD
filed 2001-11-13
CIK 902600

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of Common Stock, $.01 Par Value, outstanding as of October 29, 2001 was 18,892,294.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2001
         (Unaudited) and December 31, 2000 ...............................    3

         Consolidated Statements of Operations for the Three-
         and Nine-Month Periods Ended September 30, 2001 and 2000
         (Unaudited) .....................................................    4

         Consolidated Statements of Cash Flows for the Nine-Month Periods
         Ended September 30, 2001 and 2000 (Unaudited) ...................    5

         Notes to Consolidated Financial Statements (Unaudited) ..........    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................  7-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......   11


PART II -OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................   12

SIGNATURES ...............................................................   12

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets

------------------------------------------------------------------------------------------
                                                            September 30,     December 31,
                       Assets                                    2001             2000
------------------------------------------------------------------------------------------
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                 $    729,367      $ 19,121,697
  Short-term investments                                       4,041,480              -
  Accounts receivable                                            297,602              -
  Interest receivable                                             39,490             4,095
  Prepaid expenses                                                90,104            65,082
  Other current assets                                           717,313           125,784
------------------------------------------------------------------------------------------
Total current assets                                           5,915,356        19,316,658
------------------------------------------------------------------------------------------
Long-term investments                                            780,000           780,000
Property and equipment, net                                    1,517,847         1,950,167
Other assets                                                      83,978           141,195
------------------------------------------------------------------------------------------
                                                            $  8,297,181      $ 22,188,020
==========================================================================================

             Liabilities and Stockholders' Equity

------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                           $  1,968,389      $  1,137,222
 Accrued liabilities                                             210,915           884,913
 Other liabilities                                                 -               658,423
------------------------------------------------------------------------------------------
Total current liabilities                                      2,179,304         2,680,558
------------------------------------------------------------------------------------------
Other long-term liabilities                                      160,913           158,444
------------------------------------------------------------------------------------------
Total liabilities                                              2,340,217         2,839,002
------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
    shares authorized, 0 shares issued and outstanding
    in 2001 and 2000                                               -                  -
  Common stock, par value $.01 per share, 50,000,000
    shares authorized, 18,878,865 and 18,317,946 shares
    issued and outstanding in 2001 and 2000, respectively        188,789           183,179
  Additional paid-in capital                                  93,464,820        92,853,229
  Accumulated other comprehensive income                          12,025            12,962
  Deficit accumulated during development stage               (87,708,670)      (73,700,352)
------------------------------------------------------------------------------------------
Total stockholders' equity                                     5,956,964        19,349,018
------------------------------------------------------------------------------------------
                                                            $  8,297,181      $ 22,188,020
==========================================================================================

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2001 and 2000

(Unaudited)

----------------------------------------------------------------------------------------------------------------------


                                                                                                        Cumulative
                                                                                                           from
                                      Three-month periods              Nine-month periods             Jan. 18, 1991
                                      ended September 30,              ended September 30,             (inception)
                                  ---------------------------     -----------------------------          through
                                     2001            2000             2001             2000         September 30, 2001
----------------------------------------------------------------------------------------------------------------------
Revenues:
  Joint development income        $    -          $   435,101     $     -          $  2,462,159        $ 14,044,122
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development          3,218,162       3,014,258        9,124,153        9,561,490          78,989,456
  Business development                608,568         629,860        1,634,334        1,724,321           7,533,136
  General and administrative        1,152,100       1,073,134        3,670,095        3,253,249          23,852,905
----------------------------------------------------------------------------------------------------------------------
Total operating expenses            4,978,830       4,717,252       14,428,582       14,539,060         110,375,497
----------------------------------------------------------------------------------------------------------------------
Operating loss                     (4,978,830)     (4,282,151)     (14,428,582)     (12,076,901)        (96,331,375)
----------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                      42,090         346,606          420,264          828,400           8,581,445
  Interest expense                     -               -                -                -                  (23,591)
  Other income                         -               -                -                -                   67,884
----------------------------------------------------------------------------------------------------------------------
                                       42,090         346,606          420,264          828,400           8,625,738
----------------------------------------------------------------------------------------------------------------------

Net loss                          $(4,936,740)    $(3,935,545)    $(14,008,318)    $(11,248,501)       $(87,705,637)
----------------------------------------------------------------------------------------------------------------------
Net loss per share,
  basic and diluted               $     (0.26)    $     (0.23)    $      (0.76)    $      (0.69)       $     (10.99)
----------------------------------------------------------------------------------------------------------------------
Weighted average shares
  outstanding                      18,734,839      17,141,745       18,511,270       16,351,713           7,981,121
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2001 and 2000 (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                                     Cumulative
                                                                                                        from
                                                                                                   Jan. 18, 1991
                                                                                                    (inception)
                                                                                                      through
                                                                    2001             2000        September 30, 2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                     $(14,008,318)    $(11,248,501)     $ (87,705,637)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                  583,646          647,003          5,026,781
      Adjustment of equipment carrying value                         -                 -                 980,912
      Compensation expense related to stock options                  -                 -                 426,580
      Issuance of stock in exchange for services rendered            -                 -                 408,930
      Changes in assets and liabilities:
         Interest receivable                                         (35,396)         294,251            (39,491)
         Prepaid expenses                                            (25,022)         (78,711)           (90,374)
         Accounts receivable                                        (297,602)      (2,462,159)          (297,602)
         Other current assets                                       (591,529)         (48,092)          (717,381)
         Accounts payable                                            831,167          283,558          1,968,389
         Other liabilities                                          (658,423)          -                (658,423)
         Accrued liabilities                                        (673,998)         (64,808)         1,038,349
         Other                                                         1,535           10,942           (540,696)
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (14,873,940)     (12,666,517)       (80,199,663)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investments                         3,007,111       10,518,853        123,369,833
   Purchases of investments                                       (7,048,592)          -            (128,198,857)
   Purchases of property and equipment                               (94,110)         (81,618)        (6,933,896)
   Organizational costs incurred                                     -                 -                 (19,595)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               (4,135,591)      10,437,235        (11,782,515)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock,
     net of issuance costs                                           617,201       21,205,169         80,478,970
   Proceeds from issuance of preferred stock                         -                 -              12,336,096
   Proceeds from issuance of notes payable                           -                 -                  41,792
   Repayment of notes payable                                        -                 -                 (41,792)
   Repayment of lease obligation                                     -                 -                (103,521)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            617,201       21,205,169         92,711,545
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (18,392,330)      18,975,887            729,367
Cash and cash equivalents at beginning of period                  19,121,697        4,322,635            -
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $     729,367    $  23,298,522      $     729,367
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements-Unaudited

(1)  Basis for Presentation

     The consolidated financial statements of Aksys, Ltd. and Subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 2000, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the nine-month period ended September 30, 2001 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

(2)  Co-Development Costs

     On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. The Agreement was amended effective November 21, 2000. As part of the amendment, Teijin has direct control over the product development efforts for the PHD System that will be tested in Japan. Aksys continues to have rights to the jointly developed technology. Prior to the amendment, as costs were incurred under the co-development arrangement, a corresponding amount was recognized as revenue. For the three- and nine-month periods ended September 30, 2000, the Company recognized revenue of $435,101 and $2,462,159, respectively. The Company has recorded a receivable from Teijin of $297,602 as of September 30, 2001, representing funds spent by the Company on Teijin's behalf for Teijin's construction of clinical machines for use in Japan. The Company expects to collect the receivable once Teijin ships the clinical machines to Japan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from End-Stage Renal Disease. The Company has developed the Aksys Personal Hemodialysis PHD(R) System (the "PHD System"), which is designed to enable patients to perform more frequent hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At September 30, 2001, the Company had a deficit accumulated during the development stage of $87.7 million. The Company expects to incur additional losses in the foreseeable future at least until such time, if ever, that it obtains necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States or it is able to secure equivalent regulatory approvals to market the PHD System in countries other than the United States.

Comparison of Results of Operations

For the three- and nine-month periods ended September 30, 2001, the Company reported net losses of $4.9 million ($0.26 per share) and $14.0 million ($0.76 per share). For the three-and nine-month periods ended September 30, 2000, the Company reported net losses of $3.9 million ($0.23 per share) and $11.2 million ($0.69 per share), respectively. The factors contributing to the increased net losses are explained in detail below.

Joint development income. Effective November 21, 2000, the Company amended its co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Prior to the amendment, as costs were incurred under the co-development agreement a corresponding amount was recognized as revenue. As of the date of the amendment, unspent funds were recorded as other liabilities. For the three- and nine-month periods ended September 30, 2001, there was no joint development income, compared with $0.4 million and $2.5 million, respectively, for the three- and nine-month periods ended September 30, 2000.

Operating expenses. Operating expenses for the three-month period ended September 30, 2001 were $5.0 million, compared with $4.7 million for the comparable period in 2000. Research and development expenses increased $0.2 million, to $3.2 million, during the three-month period ended September 30, 2001, primarily due to the cost of final engineering changes to the PHD System in preparation of commercial launch. For the nine-month period ended September 30, 2001, research and development expenses decreased $0.4 million to $9.1 million, as costs related to the clinical trial of the PHD System were completed in 2000.

Business development expenses remained flat, at $0.6 million, for the three-month periods ended September 30, 2001 and 2000. For the nine-month period ended September 30, 2001, business development expenses decreased $0.1 million to $1.6 million, as the Company continues its pre-commercialization activities in preparation for commercial launch of the PHD System.

General and administrative expenses increased $0.1 million, to $1.2 million, for the three-month period ended September 30, 2001. For the nine-month period ended September 30, 2001, general and administrative expenses increased $0.4 million, to $3.7 million. The increases are due primarily to staff additions in preparation for commercial launch of the PHD System.

Interest income. Interest income for the three-month period ended September 30, 2001 decreased $305,000 to $42,000, as funds were expended to support the Company's operations. For the nine-month period ended September 30, 2001, interest income decreased $408,000, to $420,000, as cash and investment balances were spent in support of the Company's operations.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through September 30, 2001, the Company received net offering proceeds from public and private sales of equity securities of approximately $92.8 million. Since its inception in 1991 through September 30, 2001, the Company made $6.9 million of capital expenditures and used $80.2 million in cash to support its operations. At September 30, 2001, the Company had funds available to support operations of $5.8 million, including cash and cash equivalents of $0.7 million, short-term investments of $4.0 million, long-term investments of $0.8 million and a receivable from its partner in Japan of $0.3 million.

The Company estimates that during fiscal 2001 it will spend approximately $18 - $20 million for operations, regulatory approvals and commercialization activities of the PHD System (including funds spent during the nine-month period ended September 30, 2001). The Company expects that substantially all of this amount will be used to (i) develop the next generation PHD System to be used for commercialization in the U.S., Japan and worldwide and (ii) prepare for commercialization of the PHD in limited quantities in 2002. The Company expects to incur substantial cash outlays related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights.

The Company believes that existing cash, investments and the receivable from its Japanese partner as of September 30, 2001 are sufficient to finance the Company's operations through December 31, 2001, but that significant additional capital will be required to fund operations beyond December 31, 2001. The Company is pursuing financing to meet its liquidity needs for the period following December 31, 2001. However, the Company has no current arrangements with respect to sources of additional financing to meet such needs. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

The short-term and long-term funding needs of the Company, the timing of such needs and the ability of the Company to obtain financing to meet such needs depend on many factors, including many factors that are wholly or partially beyond the control of the Company. For example, if the timing of FDA clearance or approval were to be delayed beyond the period currently expected by the Company, the funding needs of the Company related to manufacturing scale-up would be delayed, but the ability of the Company to obtain financing to cover its short-term funding needs (that is, until FDA clearance or approval is obtained, if ever) could be adversely affected. As discussed in part in the next paragraph, in the future the Company would require substantial additional financing to fund full-scale production and marketing of the PHD System and related services.

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

The Company has not generated taxable income to date. At September 30, 2001, the net operating losses available to offset future taxable income were approximately $89.1 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, which supercedes Accounting Principles Board Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. This Statement establishes financial accounting and reporting standards for business combinations. The provisions of this Statement are required to be applied to all business combinations initiated after June 30, 2001. Management does not expect there will be a material impact of adopting the provisions of FAS 141.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, which supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and establishes financial accounting and reporting standards for intangible assets acquired individually or with a group of other assets at acquisition. This Statement addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management does not expect there will be a material impact of adopting the provisions of FAS 142.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management does not expect there will be a material impact of adopting the provisions of FAS 144.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the nine-month period ended September 30, 2001. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

                                   Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Aksys, Ltd.


Date:  November 13, 2001                    By:    /s/  William C. Dow
       -----------------                           -----------------------------

                                                   William C. Dow
                                                   President, Chief Executive
                                                   Officer and Director

Date:  November 13, 2001                    By:    /s/  Steven A. Bourne
       -----------------                           -----------------------------

                                                   Steven A. Bourne
                                                   Controller