Form 10-K
period 2001-12-31
AKSYS LTD
filed 2002-04-01
CIK 902600

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

     ===========================================================================
     [X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or
                                                         -----------------

     [] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

================================================================================
                         Commission file number 0-28290
     ===========================================================================
================================================================================
                                   AKSYS, LTD.
             (Exact name of registrant as specified in its charter)
     ===========================================================================

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

  Common Stock, par value $.01 per share, and related preferred stock purchase
  ----------------------------------------------------------------------------
                                     rights
                                     ------
                                (Title of Class)
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No
                                              -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97,177,224 as of March 22, 2002, based on the closing sale price of $4.39 as reported by the Nasdaq National Market.

         As of March 22, 2002 the registrant had 22,136,042 shares of Common Stock issued and outstanding.

                       Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 17, 2002 (the "Proxy Statement") are incorporated by reference into
Part III and portions of the Registrant's 2001 Annual Report to Stockholders filed herewith as Exhibit 13 are incorporated by reference into Part II and Part IV.

================================================================================

                                   AKSYS, LTD.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                                                         Page No.
                                                                                                         --------

PART I.......................................................................................................1

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

PART II.....................................................................................................16

Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters......................16
Item 6.       Selected Financial Data.......................................................................17
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................................18
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................23
Item 8.       Financial Statements and Supplementary Data...................................................23
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................23

PART III....................................................................................................23

Item 10.      Directors and Executive Officers of the Registrant............................................23
Item 11.      Executive Compensation........................................................................24
Item 12.      Security Ownership of Certain Beneficial Owners and Management................................24
Item 13.      Certain Relationships and Related Transactions................................................24

PART IV.....................................................................................................24

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................24

SIGNATURES..................................................................................................25

EXHIBIT INDEX...............................................................................................26

PART I

ITEM 1.  BUSINESS

                                   BACKGROUND

Aksys, Ltd. (the "Company") was founded in 1991 to provide hemodialysis products and services for patients suffering from end-stage renal disease ("ESRD"), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD(TM) Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform frequent hemodialysis at alternate sites, such as the patient's home, and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the patients' quality of life. All these characteristics have been associated with frequent hemodialysis.

On March 27, 2002, the Company announced that it received the Food and Drug Administration's ("FDA") clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. The Company had been working toward satisfying the regulatory requirements of the FDA since submitting a 510(k) pre-market notification for clearance to market the PHD System in January 2001. 510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

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

There can be no assurance that the Company will be able to obtain regulatory clearances or approvals in Japan or other foreign jurisdictions in a timely manner or at all.

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

The Company estimates that over $16 billion was spent in the U.S. during 2000 for the treatment of patients suffering from ESRD, of which more than $5 billion was directly related to dialysis treatment. Based upon information published by The Centers for Medicare and Medical Services ("CMS"), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to an estimated 260,000 at the end of 2000. The current estimated annual growth rate of ESRD patients in the U.S. is approximately 6%. In addition, it is estimated that there were approximately 450,000 dialysis patients in Europe and Japan at the end of 1999. The Company believes that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 62), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk - with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney and (v) a possible increase in the use of medications that damage the kidneys.

Given the expense of kidney dialysis treatments and the lack of effective alternative therapies, in 1972 Congress enacted legislation providing for Medicare funding for all eligible patients with ESRD regardless of age or financial circumstances.

Under this program, after the first 30 months of treatment Medicare is responsible for payment of 80% of the rate set by CMS for reimbursement of outpatient dialysis. Although this program made dialysis available to virtually all patients in need of treatment, the cost of funding the program grew rapidly, quickly exceeding original expectations. In an effort to hold down these costs, Congress, in 1983, capped the Medicare reimbursement rate for outpatient dialysis at approximately $20,000 per patient per year. The costs of operating dialysis centers, however, such as capital, labor and facility overhead, have continued to rise. These circumstances have forced dialysis providers to seek ways to reduce dialysis treatment costs. For example, certain dialysis providers may be shortening dialysis treatments, reusing medical equipment and supplies intended for a single use and shifting the responsibilities of doctors and nurses to employees with less training.

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

Hemodialysis

CMS estimates that as of December 31, 2000, approximately 90% (234,000) of the ESRD dialysis patients in the United States were receiving hemodialysis. Fewer than 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient's blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

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

Peritoneal Dialysis

CMS estimates that as of December 31, 2000, approximately 10% (26,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient's peritoneum, a large membrane rich in blood vessels that surrounds many of the body's internal organs, as a filter to eliminate toxins and excess fluids from the patient's blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient's peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis ("CAPD"), the process of exchanging dialysate into and out of the patient's peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis ("CCPD"), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms of treatment require strict aseptic technique.

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

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost. According to CMS, total treatment costs per dialysis patient have risen from $33,400 in 1988 to $68,000 in 1999. The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the "composite rate") has been capped since 1983, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis. Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

Peritoneal Dialysis. Although peritoneal dialysis accounted for 10% (or 26,000) of the dialysis patient population in 2000 according to CMS, approximately 22% (or 6,000) of the patients in the United States switched to outpatient in-center hemodialysis. The Company believes that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient "burnout" and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

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

HOME HEMODIALYSIS AS AN ALTERNATIVE

The Company believes that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients. The Company completed a clinical trial of the PHD System in November 2000, whereby a total of 23 patients converted from three times per week dialysis at home to a treatment regimen of more frequent dialysis on the PHD System. Over 4,000 dialysis treatments have been performed by patients on the PHD System, including over 3,500 times at home. Patients showed better clinical outcomes and improved quality of life on more frequent dialysis.

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

Although the Company believes that the PHD System provides a solution to many of the problems presented by conventional dialysis modalities, there are a number of risks that must be overcome for the PHD System to succeed, including achieving market acceptance and development and the uncertainty of obtaining regulatory clearance or approval in foreign jurisdictions.

OTHER PRODUCT DEVELOPMENT

During 2002, the Company expects that substantially all of its resources, including available cash and short-term investments, will be devoted to the regulatory approval process and commercialization activities of the PHD System. Now that the FDA clearance has been obtained and the Company plans to move into commercial production, resources will be devoted to additional features, service and support of the PHD System. Resources will also be directed toward using the platform technology incorporated in the PHD System to develop follow-on products.

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

Target Specific Market Segments. The Company intends to market its products and services directly to those providers of dialysis services most focused on patient outcomes and total cost of care. This strategy is designed to achieve access to the key patient segments which the Company believes will be especially receptive to frequent home hemodialysis using the PHD System, including: (i) dialysis patients currently receiving conventional home hemodialysis, (ii) dialysis patients who drop out of home peritoneal dialysis and (iii) ESRD patients who are just beginning dialysis treatment. In the United States, these segments accounted for approximately 1,600, 9,000 and 91,000 dialysis patients, respectively, in 2000 according to industry data. Although the PHD System has been designed primarily for home use, the Company believes it will also be an attractive alternative dialysis device for self-care clinics and nursing homes.

Provide a Broad Range of Dialysis Products and Services. The Company intends to provide a broad range of products and services for hemodialysis patients and providers. In addition to the delivery, installation and maintenance of the PHD System, the Company intends to provide training, technical support and delivery of all required consumables. The Company intends to sell the instruments to customers or to a third party lease company, and enter into contracts with its customers to provide all consumables and services for a single monthly price.

Capture and Provide Outcome Data. The PHD System has a built-in computer capable of recording specific medical data regarding dialysis treatment and patient health and compliance. Future versions of the PHD System may allow outcome data to be furnished on-line to the healthcare provider responsible for treating the patient and will aid the provider in assessing the effectiveness of the patient's dialysis treatment prescription as well as promote the potential clinical and cost benefits of frequent home hemodialysis. Outcome data should become increasingly important if, as the Company believes, CMS moves towards a reimbursement system that capitates total ESRD patient cost.

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

Phased Domestic and International Market Launch. The Company believes that there is worldwide demand for a cost effective, more clinically effective approach to dialysis. In addition to pursuing market launch in the United States, the Company is establishing marketing and regulatory resources in Europe, Japan and elsewhere. As of December 31, 2000, the Company estimates that there were approximately 260,000 dialysis patients in Europe and 190,000 dialysis patients in Japan.

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

                            RESEARCH AND DEVELOPMENT

As of December 31, 2001, the Company employed a research and development staff of 30 full time employees, most of whom are engineers and technicians. In addition, the Company used contractors on an as needed basis to assist in its development process. The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 2001, 2000 and 1999, the Company incurred total research and development expenditures of approximately $10,883,000, $14,542,000, and $15,910,000, respectively.

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

The PHD System is classified as a Class II device. On March 30, 1999, the Company filed an Investigational Device Exemption ("IDE") with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System. The Company received full IDE approval in July 1999, and in September 1999 began the clinical trial of the PHD System. 25 patients participated in the trial at three centers. The protocol for the study called for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the PHD System and two months at home on the PHD System. The clinical trial was completed in November 2000, with 23 patients receiving dialysis on the PHD System. Over 4,000 dialysis treatments have been performed by patients on the PHD System, including over 3,500 in the home.

On March 27, 2002, the Company announced that it received the FDA's clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. The Company had been working toward satisfying the regulatory requirements of the FDA since submitting a 510(k) pre-market notification for clearance to market the PHD System in January 2001. 510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

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

Even though the FDA has cleared the PHD System, the FDA may periodically inspect the manufacturing facilities and processes for compliance with QSRs. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSRs. The processes that will be used to manufacture the Company's products have not yet been inspected by the FDA for compliance with QSRs. There is no assurance that the facilities and processes utilized by the Company will comply with QSRs and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

FOREIGN GOVERNMENT REGULATION

The Company plans to market the PHD System in several foreign markets, including Europe and Japan. Requirements pertaining to the PHD System vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. The Company believes the extent and complexity of regulations of medical devices such as the PHD System is increasing worldwide. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. The ability to export into other countries may require compliance with EN46001 or ISO13485, which is analogous to compliance with the FDA's QSR requirements. The Company has not obtained any regulatory approvals to market the PHD System outside of the United States.

                              INTELLECTUAL PROPERTY

As of March 1, 2002, the Company either owns or has exclusive rights to 45 U.S. patents and 21 foreign patents for technologies that are important to developing a safe, convenient, self-contained hemodialysis system. The U.S. Patent and Trademark Office has also allowed claims on 10 additional patents. The Company has filed a number of additional patent applications directed to a number of different features of the PHD System in the United States, and in several other countries that have significant hemodialysis markets. The Company has also filed a Patent Cooperation Treaty ("PCT") patent application that permits it to file patent applications in additional PCT-member countries for a limited period of time. The Company expects to file additional patent applications in the United States directed to the PHD System as new technology is developed.

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

                                    EMPLOYEES

As of December 31, 2001, the Company had 62 full-time employees, 30 of whom were employed in research and development capacities. The Company considers its employee relations to be good.

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

Thomas F. Scully, Senior Vice President of Manufacturing and Operations, joined the Company in January 1996. From 1971 to 1995, Mr. Scully worked at Baxter International Inc. in various operational roles, including responsibilities as Vice President, Sales and Operations of the Renal Division. In that role, Mr. Scully was involved principally in the design, development and management of the Renal Division's home care operations network.


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

                               FOREIGN OPERATIONS

In April 1996, the Company established Aksys Japan, K.K. ("AJKK"), a wholly-owned Japanese subsidiary. AJKK had no employees as of December 31, 2001. The Company has engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan. The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as the Company progresses through the stages of clinical studies, regulatory approval and market launch. All efforts and decisions are directed from the Company's headquarters in Lincolnshire, Illinois.

On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee was restricted to development costs incurred on the PHD System and could not be used for other general corporate purposes. Amounts paid under the co-development arrangement were recognized as revenue as development costs on the PHD System are incurred. During the years ended December 31, 2000 and 1999, the Company recognized revenue of $3.4 million and $2.6 million, respectively, related to co-development of the PHD System. During 2000, the Agreement was amended. The final revenue related to the co-development of the PHD System was recognized during 2000, and the remaining unspent co-development funds under the Agreement were recorded in other liabilities Amounts due to Teijin were $0 and $658,423 at December 31, 2001 and 2000, respectively.

On January 7, 1998, the Company established a strategic alliance with Teijin as a result of mutually initiated negotiations. The alliance is represented by a Stock Purchase Agreement and a Joint Development Agreement. Under the terms of the Stock Purchase Agreement, Teijin purchased 493,097 newly issued common shares of the Company at a price of $10.14 per share and received certain registration rights with respect to such shares. The Joint Development
Agreement provided that, conditional on the achievement of certain milestones, Teijin would make additional cash payments to the Company. The first of those milestones, for agreeing to the regulatory strategy in Japan, resulted in a payment to the Company of $1,000,000 during 1998. The Joint Development Agreement was superceded by the Agreement entered into with Teijin in June 1999.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

There were no matters submitted for a vote of the Company's stockholders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

On December 14, 2001, the Company completed a private placement to several institutional investors of 3,195,230 shares of its common stock. The gross proceeds of the offering were approximately $10.39 million. The investors were also issued stock purchase warrants for the right to acquire an aggregate of 584,728 shares of common stock at an exercise price of $3.25 per share. The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received fees of approximately $0.6 million and stock purchase warrants to acquire an aggregate of 159,762 shares of common stock at $4.90 per share. The securities were sold in reliance on the exemption from registration provided by section 4(2) of the Securities Act of 1933. The private placement was made without any general solicitation or advertising and each investor represented to the Company in writing that it was an accredited investor within the meaning of Rule 501(a) of Regulation D.

The Company's Common Stock trades on the Nasdaq National Market under the symbol AKSY. The following table lists the quarterly high and low prices of the Common Stock for the period from January 1, 2000 through December 31, 2001.

              Fiscal          Fiscal
               Year           Quarter         High          Low
              -------       ----------      --------     ----------
               2001             1st         $16.875        $4.750
                                2nd          12.000         3.625
                                3rd          10.670         3.000
                                4th           8.500         3.950

               2000             1st         $13.375        $4.875
                                2nd          11.375         6.563
                                3rd           14.00         7.813
                                4th           17.50         11.50

There were 255 stockholders of record of the Company's Common Stock as of March 22, 2002. In addition, the Company estimates that there were approximately 7,000 beneficial stockholders at March 22, 2002, who held shares in "street name." The Company has not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected statements of operations and balance sheet data as of December 31, 2001 and 2000 set forth below have been derived from the audited financial statements of the Company included as Exhibit 13 to this Annual Report on Form 10-K. The selected statements of operations and balance sheet data as of December 31, 1999, 1998 and 1997 set forth below have been derived from the audited financial statements of the Company that have not been included in this Annual Report on Form 10-K. The historical financial data for the Company is not necessarily indicative of future results and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                                         Cumulative from
                                                        Year Ended December 31,                          January 18, 1991
                              -------------------------------------------------------------------------    (inception)
                                                                                                             through
                                   2001           2000           1999            1998          1997      December 31, 2001
                              ------------    ------------   ------------    ------------   -----------  -----------------
Consolidated Statement of
  Operations Data:
Revenues:
  Joint development income        $   - -   $   3,434,809   $   9,609,313    $  1,000,000    $        - -     $ 14,044,122
                                  --------  -------------   -------------    ------------    ------------     ------------

Operating costs and
expenses:
  Research and development     10,882,796      14,541,873      15,909,993      15,342,533      10,886,803       80,748,099
  Business development          1,753,499       1,025,315       1,737,069       1,185,254       1,043,867        7,652,301
  General and administrative    5,121,223       4,738,737       4,258,162       3,304,747       3,848,701       25,304,033
                             ------------    ------------    -----------     ------------    ------------    -------------
  Total operating expenses     17,757,518      20,305,925      21,905,224      19,832,534      15,779,371      113,704,433
                             ------------    ------------    -----------     ------------    ------------    -------------

Operating loss                (17,757,518)    (16,871,116)    (12,295,911)    (18,832,534)    (15,779,371)     (99,660,311)
Other income, net                 515,892       1,159,961         997,642       1,677,807       2,272,769        8,721,366
                              ------------    ------------    ------------    ------------    ------------     ------------

Net loss                     $(17,241,626)   $(15,711,155)  $ (11,298,269)   $(17,154,727)   $(13,506,602)    $(90,938,945)
                             =============   =============  ==============   =============   =============    =============

Net loss per share/(1)/          $  (0.94)       $  (0.93)      $   (0.76)       $  (1.17)      $   (0.98)       $  (11.03)
                                    ======          ======          ======          ======          ======          =======
Weighted average shares
outstanding/(1)/               18,418,410      16,934,532      14,885,449      14,653,953      13,791,236        8,242,487
                               ===========     ===========     ==========      ==========      ==========        =========

                                                                               December 31,
                                                ---------------------------------------------------------------------------
                                                    2001            2000            1999            1998           1997
                                                ------------    ------------    ------------    ------------   ------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term         $ 10,240,414    $ 19,121,697      $14,841,488    $ 20,260,268   $ 29,195,656
investments
Working capital                                 10,548,397      16,636,100        9,191,004      18,009,636     28,432,501
Total assets                                    14,454,503      22,188,020       18,811,434      25,941,835     36,647,251
Long-term liabilities/(2)/                         159,061         158,444          146,345         123,041         77,269
Deficit accumulated during development stage   (90,941,979)    (73,700,352)     (57,989,197)    (46,690,928)   (29,536,201)
Total stockholders' equity                      12,603,629      19,349,018       12,623,381      23,301,944     35,287,989

/(1)/ Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.
/(2)/  Consists primarily of deferred rent under operating lease for facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from ESRD. The Company has developed the PHD System, which is designed to enable patients to perform daily hemodialysis at alternate sites, such as the patient's home. The Company has never generated sales revenue and has incurred losses since its inception. At December 31, 2001, the Company had a deficit accumulated during the development stage of $90.9 million. The Company expects to incur additional losses in the foreseeable future at least until such time that it can sufficiently commercialize the PHD System, with commercialization requiring necessary regulatory clearances or approvals from the FDA to market the PHD System in the United States and equivalent regulatory approvals to market the PHD System in countries other than the United States.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Accrued liabilities and contingencies

The Company is required to make certain estimates and assumptions that affect the amounts recorded as accrued liabilities and contingencies. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable to determine the amount of accrued liabilities and contingencies to be recorded. If actual results differ from these estimates, additional expenditures might be recorded.

Other receivable write down and realizability determinations

The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its third-party vendor ability to make required payments. If the financial condition of the Company's third-party vendor were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Net deferred tax assets valuation

The Company records its net deferred tax assets in the amount that it expects to realize based on projected future taxable income. In assessing the appropriateness of its valuation, assumptions and estimates are required such as the Company's ability to generate future taxable income. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2001:

Contractual Cash Obligations                    Total      Less than 1 year     1-3 years     4-5 years
                                                -----      ----------------     ---------     ---------
Operating Leases                             $2,008,877      $407,807           $1,298,120     $302,950
Royalties                                    $1,165,000      $185,000            $725,000      $255,000
Purchase Obligations                          $850,000       $850,000              -0-           -0-
Total Contractual Cash Obligations           $4,023,877    $1,442,807           $2,023,120     $557,950

NOTE ON FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, (i) risks related to the failure to meet development and manufacturing milestones for the PHD System on a timely basis, (ii) risks related to the regulatory approval process, (iii) market, regulatory and reimbursement conditions, including without limitation patient/clinic acceptance of the PHD System, (iv) additional capital requirements with respect to among other things the commercialization of the PHD System, (v) changing assumptions with respect to projected unit pricing, product cost, gross margin and operating profit targets as identified in the business plan, which are as yet untested, (vi) risks inherent in relying on a third party to manufacture products, (vii) the impact of products which may be developed, adapted or may otherwise compete with the PHD System, (viii) changes in QSR requirements and (ix) other factors discussed elsewhere in this Annual Report on Form 10-K. Regulatory approval risks include, without limitation, whether and when we will obtain clearances similar to the FDA's clearance from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed in order to obtain such regulatory clearances. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net loss for the year ended December 31, 2001 was $17.2 million ($0.94 per share), compared with $15.7 million ($0.93 per share), for the year ended December 31, 2000. During the fiscal year 2000, the Company recognized revenue of $3.4 million related to co-development of the PHD(R) System with Teijin Limited of Osaka, Japan. There was no such related joint development income in the fiscal year 2001.

Joint development income. On June 21, 1999, the Company entered into a
------------------------
co-development and license agreement with Teijin. Under the terms of the agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company has recognized $3.4 million in 2000. There was no such related joint development income in the fiscal year 2001. The agreement was amended in 2000, concluding the recognition of revenue under the co-development agreement during 2000.

Research and development expenses. For the year ended December 31, 2001,
---------------------------------
research and development expenses decreased to $10.9 million from $14.5 million for the year ended December 31, 2000. The decrease of $3.6 million in 2001 was attributable to labor costs decreasing by approximately $1.1 million and the completion of many activities associated with the development of the PHD System.

Business development expenses. During 2001, business development expenses
-----------------------------
increased $0.8 million, from $1.0 million in 2000 to $1.8 million in 2001. The increase is primarily attributable to an increase in head count in 2001 related to planning for commercialization of the PHD System.

General and administrative expenses. For the year ended December 31, 2001,
-----------------------------------
general and administrative expenses increased $0.4 million to $5.1 million. The increase is primarily a result of additions to the senior management team during the middle of 2000 and a staff addition in the beginning of 2001.

Interest income. For the year ended December 31, 2001, interest income was $0.5
---------------
million, compared with $1.2 million for the year ended December 31, 2000, a decrease of $0.7 million. The decrease is primarily attributable to lower interest rates on investments and the Company's use of cash and cash equivalents to fund operations during 2001.

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

Joint development income. On June 21, 1999, the Company entered into a
------------------------
co-development and license agreement with Teijin. Under the terms of the agreement, Teijin paid $7.0 million to the Company for the right to manufacture and sell the PHD System in Japan. The Company is also entitled to future royalty payments from future product sales in Japan. The $7.0 million has been recognized as revenue in 1999. Teijin also paid the Company a $7.0 million co-development fee relating to the PHD System. Use of the proceeds from the co-development fee is restricted to development costs incurred on the PHD System and may not be used for other general corporate purposes. Amounts paid under the co-development arrangement are recognized as revenue as development costs on the PHD System are incurred. The Company has recognized $3.4 million and $2.6 million of revenue related to co-development of the PHD System in 2000 and 1999, respectively. The agreement was amended in 2000, and final revenue under the co-development agreement was recognized during 2000.

Research and development expenses. For the year ended December 31, 2000,
---------------------------------
research and development expenses decreased to $14.5 million from $15.9 million for the year ended December 31, 1999. The decrease of $1.4 million was primarily attributable to a one-time charge in 1999 of approximately $1 million. During 1999, the Company determined that the PHD Systems built for clinical trials, plus additional components to be used for the future manufacture of PHD Systems, would differ from the version of the PHD System that will eventually be commercialized, resulting in the one-time charge of approximately $1 million to write those assets down to a carrying value of zero.

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

Interest income. For the year ended December 31, 2000, interest income was $1.2
---------------
million, compared with $1.0 million for the year ended December 31, 1999, an increase of $0.2 million. The increase is primarily attributable to interest earned on the net proceeds from the Company's private equity financings in 2000, totaling $20.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through December 31, 2001, the Company had received net offering proceeds from public and private sales of equity securities of approximately $102.7 million. Since its inception in 1991 through December 31, 2001, the

Company made $6.9 million of capital expenditures and used $83.6 million in cash to support its operations. At December 31, 2001, the Company had cash and cash equivalents of $10.2 million, short-term investments of $1 million, working capital of $10.5 million and restricted long-term investments of $0.8 million. The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.


On March 27, 2002, the Company announced receipt of FDA clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. Additional capital will be required to fund operations for a full-scale commercialization launch. It is the Company's plan to raise the additional capital required to fund full-scale commercial operations through public or private equity or debt financings. The additional capital required for full-scale commercialization may not be available with terms agreeable to the Company. In the event the Company cannot raise sufficient capital for a full-scale commercial launch, the Company believes that cash and short-term investments as of December 31, 2001 are sufficient to finance the Company's operations through December 31, 2002, under a scaled back commercial launch.

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

The Company currently intends to finance the working capital requirements associated with these arrangements through the equity or debt financings to achieve its business objectives. The Company has not yet obtained a commitment for any such financings, and there can be no assurance that the Company will be able to obtain financing on acceptable terms or at all.

The Company's funding needs will depend on many factors, including the timing and costs associated with continued progress in research and development, the results of clinical studies, manufacturing scale-up, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that the Company's plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated. In addition, in the future the Company will require substantial additional financing to fund full-scale production and marketing of the PHD System and related services. The Company has no current arrangements with respect to sources of additional financing.

The Company has not generated taxable income to date. At December 31, 2001, the net operating losses available to offset future taxable income were approximately $96.8 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2012. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, which supercedes Accounting Principles Board Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. This statement establishes financial accounting and reporting standards for business combinations. The provisions of this statement are required to be applied to all business combinations initiated after June 30, 2001. Management does not expect there will be a material impact of adopting the provision of FAS 141.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management does not expect there will be a material impact of adopting the provisions of FAS 144.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The investments of the Company have been made for investment (as opposed to trading) purposes. Interest rate risk with respect to the investments of the Company is not significant as substantially all of such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 12 months), which are by their nature less sensitive to interest rate movements. The investments of the Company are generally made in U.S.
government and federal agency bonds and high-grade commercial paper and corporate bonds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets as of December 31, 2001 and 2000, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the period from January 18, 1991 (inception) through December 31, 2001, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 7 through 20 of the 2001 Annual Report to Stockholders of the Company are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers is set forth above in Part I under "Business - Executive Officers ." Information required by Item 405 of

Regulation S-K is set forth in the Proxy Statement under the heading "Section 16
(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Financial Statements:

       1.     Financial Statements.

              The Consolidated Balance Sheets as of December 31, 2001 and 2000, and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the period from January 18, 1991 (inception) through December 31, 2001, the Notes to the Consolidated Financial Statements and the Independent Auditors' Report set forth on pages 7 through 20 of the 2001 Annual Report to Stockholders of the Company are incorporated herein by reference.

       2.     Financial Statement Schedules.

              None.

(b)    Reports on Form 8-K.

       None.

(c )   Exhibits.

       See "Exhibits Index" below.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

                             AKSYS, LTD.

                             By         /s/ William C. Dow
                               ------------------------------------------------
                                        William C. Dow
                               President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 28th day of March, 2002.

         Signature                             Capacity
         ---------                             --------

       /s/ William C. Dow           President, Chief Executive Officer and
---------------------------------   Director (Principal Executive Officer and
         William C. Dow             Interim Principal Financial Officer)


       /s/ Richard B. Egen          Chairman of the Board of Directors
---------------------------------
         Richard B. Egen


       /s/ Peter H. McNerney        Director
---------------------------------
         Peter H. McNerney


       /s/ W. Dekle Rountree, Jr.   Director
---------------------------------
         Dekle Rountree, Jr.


       /s/ Bernard R. Tresnowski    Director
---------------------------------
         Berrnard R. Tresnowski


       /s/ Alan R. Meyer            Director
---------------------------------
         Alan R. Meyer

                                   AKSYS, LTD.
                                  EXHIBIT INDEX

Exhibit
Number            Description
--------------------------------------------------------------------------------------------------------------
3.1               Restated Certificate of Incorporation of Aksys, Ltd./(1)/.............................
3.2               Amended and Restated By-Laws of Aksys, Ltd./(1)/......................................
4.1               Form of certificate representing shares of Common Stock,
                      $.01 par value per share/(1)/.....................................................
4.2               Registration Agreement, dated as of April 2, 1993, among
                      the Company and certain stockholders of the Company/(1)/..........................
4.3               Amendment No. 1 to Registration Agreement, dated as of
                      September 22, 1995, among the Company and certain
                      stockholders of the Company/(1)/..................................................
4.4               Registration Rights Agreement, dated as of
                      April 7, 2000, by and among the Company and the
                      investors named therein/(2)/......................................................
4.5               Registration Rights Agreement, dated as of
                      August 14, 2000, by and among the Company and the
                      investors named therein/(3)/......................................................
4.6               Registration Rights Agreement, dated as of
                      December 19, 2001, by and among the Company and the
                      investors named therein/(4)/......................................................
4.7               Registration Rights Agreement, dated as of
                      December 19, 2001, by and among the Company and
                      U.S. Bancorp Piper Jaffray/(4)/...................................................
10.1              Aksys, Ltd. 1993 Stock Option Plan/(1)/...............................................
10.2              Manufacturing Agreement, dated as of January 23, 1996,
                      between the Company and Texas Medical Products, Inc./(1)/.........................
10.3              License Agreement, dated as of April 1, 1993, between the
                      Company and Zbylut J. Twardowski/(1)/.............................................
10.4              License Agreement, dated as of April 1, 1993, between the
                      Company and Cynthia P. Walters/(1)/...............................................
10.5              Form of Indemnification Agreement/(1)/................................................
10.6              License Agreement, dated as of March 11, 1996, between the
                      Company and Allergan, Inc./(1)/...................................................
10.7              Lease for Property at Two Marriott Drive/(5)/.........................................

10.8              Severance, Confidentiality and Post-Employment
                      Restrictions Agreement, dated as of October 4, 1999
                      Between the Company and William C. Dow/(6)/.......................................
10.9              Manufacturing Agreement, dated as of February 28, 2001,
                      Between the Company and Peak Industries, Inc./(7)/................................
10.10             Aksys, Ltd. 1996 Stock Awards Plan, as amended/(8)/...................................
10.11             Aksys, Ltd. 2001 Employee Stock Purchase Plan/(8)/....................................
13                Annual Report to Stockholders. Except as specifically incorporated herein by reference, this document shall not be deemed "filed" as part of this
                  Annual Report on Form 10-K/(9)/.......................................................
21                Subsidiaries of the Company/(1)/......................................................
23                Consent of KPMG LLP/(9)/..............................................................

/(1)/ Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.333-2492).
/(2)/ Incorporated by reference to the Company's Current Report on Form 8-K, filed on April 19, 2000.
/(3)/ Incorporated by reference to the Company's Current Report on Form 8-K, filed on August 21, 2000.

/(4)/ Incorporated by reference to the Company's Current Report on Form 8-K, filed on December 21, 2001.
/(5)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
/(6)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
/(7)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
/(8)/ Incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.
/(9)/  Filed herewith.