Form 10-Q
period 2002-03-31
AKSYS LTD
filed 2002-05-15
CIK 902600

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of Common Stock, $.01 Par Value, outstanding as of May 13, 2002 was 25,463,865.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                            Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
         and December 31, 2001...........................................   3

         Consolidated Statements of Operations for the Three-Month
         Periods Ended March 31, 2002 and 2001 (Unaudited)...............   4

         Consolidated Statements of Cash Flows for the Three-Month Periods
         Ended March 31, 2002 and 2001 (Unaudited).......................   5

         Notes to Consolidated Financial Statements (Unaudited)..........   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  7-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  10


PART II - OTHER INFORMATION

Item 2.  Changes in Securities...........................................  11

Item 6.  Exhibits and Reports on Form 8-K................................  11

SIGNATURES...............................................................  11

PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,          December 31,
                                     Assets                                                2002                 2001
------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                            6,837,301             10,240,414
   Short-term investments                                                               1,005,339              1,009,521
   Other receivables                                                                      123,390                231,888
   Prepaid expenses                                                                       179,576                 58,387
   Deposits with vendors                                                                  700,000                700,000
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    8,845,606             12,240,210

Long-term investments                                                                     780,000                780,000
Property and equipment, net                                                             1,225,596              1,365,774
Other assets                                                                               54,798                 68,519
------------------------------------------------------------------------------------------------------------------------
                                                                                  $    10,906,000       $     14,454,503
------------------------------------------------------------------------------------------------------------------------

                          Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                     1,276,556              1,057,909
   Accrued liabilities                                                                    205,192                633,904
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               1,481,748              1,691,813

Other long-term liabilities                                                               157,210                159,061
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       1,638,958              1,850,874
------------------------------------------------------------------------------------------------------------------------


Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000
     shares authorized, no shares issued and outstanding
     in 2002 and 2001                                                                         -                      -
   Common stock, par value $.01 per share, 50,000,000
     shares authorized, 22,135,842 and 22,097,524 shares
     issued and outstanding in 2002 and 2001, respectively                                221,358                220,975
   Additional paid-in capital                                                         103,373,634            103,313,209
   Accumulated other comprehensive income                                                   9,858                 11,423
   Deficit accumulated during development stage                                       (94,337,808)           (90,941,978)

------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              9,267,042             12,603,629
------------------------------------------------------------------------------------------------------------------------

Commitments
------------------------------------------------------------------------------------------------------------------------
                                                                                 $     10,906,000       $     14,454,503
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

For the three-month periods ended March 31, 2002 and 2001

(Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                                      Cumulative
                                                                                                        from
                                                              Three-month periods                   Jan. 18, 1991
                                                                ended March 31,                      (inception)
                                                  -----------------------------------------            through
                                                         2002                     2001              March 31, 2002
------------------------------------------------------------------------------------------------------------------
Revenues:
 Joint development income                         $       -             $          -          $     14,044,122
------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Research and development                              1,686,744             2,585,239             82,434,843
  Business development                                    607,501               526,533              8,259,802
  General and administrative                            1,168,096             1,176,699             26,472,129
------------------------------------------------------------------------------------------------------------------

Total operating expenses                                3,462,341             4,288,471            117,166,774
------------------------------------------------------------------------------------------------------------------

Operating loss                                         (3,462,341)           (4,288,471)          (103,122,652)
------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                          66,511               254,626              8,743,584
  Interest expense                                           -                     -                   (23,591)
  Other income                                               -                     -                    67,884
------------------------------------------------------------------------------------------------------------------

                                                           66,511               254,626              8,787,877
------------------------------------------------------------------------------------------------------------------

Net loss                                          $    (3,395,830)      $    (4,033,845)      $    (94,334,775)
------------------------------------------------------------------------------------------------------------------

Net loss per share, basic and diluted             $         (0.15)      $         (0.22)      $         (11.04)
------------------------------------------------------------------------------------------------------------------


Weighted average shares outstanding                    22,117,005            18,387,415              8,547,719
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

(a development stage enterprise)

Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2002 and 2001

(Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative from
                                                                         Three-month periods                  January 18, 1991
                                                                           ended March 31,                       (inception)
                                                          ---------------------------------------------            through
                                                                   2002                   2001                 March 31, 2002
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                               $    (3,395,830)        $    (4,033,845)        $    (94,334,775)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                              159,640                 206,123                5,356,113
      Adjustment of carrying value of fixed assets                    -                       -                   980,912
      Compensation expense related to stock options                   -                       -                   426,580
      Issuance of stock in exchange for services
         received                                                     -                       -                   408,930
      Changes in assets and liabilities:
         Other receivables                                       108,498                 (93,121)                (123,390)
         Prepaid expenses                                       (121,189)               (132,195)                (179,846)
         Deposits with vendors                                        -                 (700,000)                (700,068)
         Accounts payable                                        218,647                 345,138                1,276,556
         Accrued and other liabilities                          (430,563)             (1,240,362)                 371,430
         Other assets                                                 -                    1,157                 (542,231)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                         (3,460,797)             (5,647,105)             (87,059,789)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of investments                                            -               (7,048,592)            (122,159,786)
  Proceeds from maturities of investments                          4,182                      -               120,366,904
  Purchases of property and equipment                             (5,741)                (13,586)              (6,941,796)
  Organizational costs incurred                                       -                       -                   (19,595)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (1,559)             (7,062,178)              (8,754,273)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          59,243                 315,778               90,418,788
  Proceeds from issuance of preferred stock                           -                       -                12,336,096
  Proceeds from issuance of note payable                              -                       -                    41,792
  Repayment of notes payable                                          -                       -                   (41,792)
  Repayment of lease obligation                                       -                       -                  (103,521)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         59,243                 315,778              102,651,363
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (3,403,113)            (12,393,505)               6,837,301
Cash and cash equivalents at beginning of period              10,240,414              19,121,697                       -
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $     6,837,301         $     6,728,192         $      6,837,301
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Conversion of redeemable preferred stock               $            -          $            -          $     12,406,761
  Capital lease obligation incurred to
   acquire equipment                                                  -                       -                   103,521
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements-Unaudited

(1)     Basis for Presentation

        The consolidated financial statements of Aksys, Ltd. and subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 2001, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the three-month period ended March 31, 2002 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

  (2)   Co-Development Costs

        On June 21, 1999, the Company entered into a co-development and license agreement (the "Agreement") with Teijin Limited of Osaka, Japan. The Agreement was amended effective November 21, 2000. As part of the amendment, Teijin has direct control over the product development efforts for the PHD System that will be tested in Japan. Aksys continues to have rights to the jointly developed technology. The Company has recorded a receivable from Teijin of $85,820 as of March 31, 2002, representing funds spent by the Company on Teijin's behalf for consumables and parts for clinical machines for use in Japan.

(3)     Subsequent Event

        On May 13, 2002, the Company completed a private placement to institutional investors of 3,319,396 shares of its common stock, at a per share price of $5.29, resulting in gross proceeds of $17,559,605. After offering costs, net proceeds to the Company were approximately $16.5 million.

        The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received fees of approximately $1.05 million. The Company has agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of the shares sold in the private placement by June 10, 2002.

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

Comparison of Results of Operations

For the three month period ended March 31, 2002, the Company reported net losses of $3.4 million ($0.15 per share), compared with $4.0 million ($0.22 per share) for the comparable period in 2001. The factors contributing to the decrease in net loss are explained in detail below.

Operating expenses. Operating expenses for the three-month period ended March 31, 2002 decreased to $3.5 million, compared with $4.3 million for the comparable period in 2001. The primary reduction in expenses was due to research and development expenses decreasing to $1.7 million from $2.6 million, as costs related to the clinical trial of the PHD System were completed in the first quarter of 2001.

For the three-month period ended March 31, 2002, business development expenses increased to $0.6 million from $0.5 million for the comparable period in 2001, while general and administrative expenses remained flat at $1.2 million.

Interest income. Interest income for the three-month period ended March 31, 2002 decreased to $67,000 from $255,000 for the comparable period in 2001, due to decreases in cash and invested balances as well as a reduction in interest rates, as funds continue to be spent to support the Company's operations.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its equity securities. Through March 31, 2002, the Company received net offering proceeds from public and private sales of equity securities of approximately $102.8 million. In addition, on May 13, 2002, the Company completed a private placement to institutional investors of shares of its common stock, with net proceeds to the Company of approximately $16.5 million. Since its inception in 1991 through March 31, 2002, the Company made $6.9 million of capital expenditures and used $87.1 million in cash to support its operations. At March 31, 2002, the Company had funds available to support operations of $8.6 million, including cash and cash equivalents of $6.8 million, short-term investments of $1.0 million and long-term investments of $0.8 million.

The Company estimates that during fiscal 2002 it will spend a minimum of $11.5 million for operations and commercialization activities of the PHD System (including funds spent during the three-month period ended March 31, 2002). The Company expects that substantially all of this amount will be used to launch the commercial PHD System in the United States. The Company expects to incur substantial cash outlays related to manufacturing scale-up and commercialization of the PHD System and the protection of patent and other proprietary rights.

Additional capital will be required to fund ongoing operations through the second year of commercialization. It is the Company's plan to raise additional capital to fund commercial operations through public or private equity or debt financings. The additional capital required for commercialization may not be available with terms agreeable to the Company. In the event the Company cannot raise sufficient capital for a full-scale commercial launch, the Company believes that cash and short-term investments as of March 31, 2002, together with net proceeds of approximately $16.5 million from the private placement of its common stock on May 13, 2002, are sufficient to finance the Company's current commercial and operating plans through December 31, 2002.

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

The Company has not generated taxable income to date. At March 31, 2002, the net operating losses available to offset future taxable income were approximately $100.2 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2012. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.




Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, (i) risks related to the failure to meet manufacturing milestones for the PHD System on a timely basis, (ii) market, regulatory and reimbursement conditions, including without limitation, patient/clinic acceptance of the PHD System, (iii) additional capital requirements with respect to among other things the commercialization of the PHD System, (iv) changing assumptions with respect to projected unit pricing, product cost, gross margin and operating profit targets as identified in the business plan, which are as yet untested, (v) risks inherent in relying on a third party to manufacture products, (vi) the impact of products which may be developed, adapted or may otherwise compete with the PHD System, (vii) changes in QSR requirements and (viii) other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Regulatory approval risks include, without limitation, whether and when we will obtain similar clearances from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed in order to obtain regulatory clearances. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company's market risk during the three-month period ended March 31, 2002. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

On May 13, 2002, the Company completed a private placement to institutional investors of 3,319,396 shares of its common stock. The gross proceeds of the offering were approximately $17,560,000. The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received a fee of approximately $1,050,000.

The shares of common stock were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The private placement was made without an general solicitation or advertising and each investor represented to the Company in writing that it was an accredited investor within the meaning of Rule 501(a) of Regulation D.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None



(b) Reports on Form 8-K

None

                                    Signature

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Aksys, Ltd.


Date:  May 14, 2002                         By:    /s/  William C. Dow
       ------------                               ------------------------------

                                                  William C. Dow
                                                  President, Chief Executive
                                                  Officer and Director


                                                  /s/ Lawrence D. Damron
                                                  ----------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer