Form 10-Q
period 2002-06-30
AKSYS LTD
filed 2002-08-06
CIK 902600

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

Commission File Number 0-28290

AKSYS, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3890205 (I. R. S. Employer Identification No.)
Two Marriott Drive, Lincolnshire, Illinois (Address of principal executive offices)	60069 (Zip Code)
Registrant's telephone number: 847-229-2020

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        The number of shares of Common Stock, $.01 Par Value, outstanding as of July 16, 2002 was 25,479,509.

AKSYS, LTD.
FORM 10-Q
For the Quarterly Period Ended June 30, 2002

TABLE OF CONTENTS

		Page
PART 1—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Operations for the Three- and Six-Month Periods Ended June 30, 2002 and 2001 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2002 and 2001 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
PART II—OTHER INFORMATION
Item 2.	Changes in Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		13

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	2,835,899	10,240,414
Short-term investments	16,018,174	1,009,521
Other receivables	198,086	231,888
Inventories	1,009,647	—
Prepaid expenses	337,787	58,387
Deposits with vendors	700,000	700,000

Total current assets	21,099,593	12,240,210
Long-term investments	2,021,567	780,000
Property and equipment, net	1,111,448	1,365,774
Other assets	43,292	68,519

	$24,275,900	$14,454,503

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,597,471	1,057,909
Accrued liabilities	327,327	633,904

Total current liabilities	1,924,798	1,691,813
Other long-term liabilities	155,358	159,061

Total liabilities	2,080,156	1,850,874

Stockholders' equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding in 2002 and 2001	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 25,476,209 and 22,097,524 shares issued and outstanding in 2002 and 2001, respectively	254,762	220,975
Additional paid-in capital	119,922,310	103,313,209
Accumulated other comprehensive income	9,448	11,423
Deficit accumulated during development stage	(97,990,776)	(90,941,978)

Total stockholders' equity	22,195,744	12,603,629

Commitments	—	—

	$24,275,900	$14,454,503

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Operations
For the Three- and Six-Month Periods Ended June 30, 2002 and 2001
(Unaudited)

	Three-month periods ended June 30,		Six-month periods ended June 30,
					Cumulative from Jan. 18, 1991 (inception) through June 30, 2002
	2002	2001	2002	2001
Revenues:
Joint development income	$—	$—	$—	$—	$14,044,122

Operating expenses:
Cost of production	372,541	—	372,541	—	372,541
Research and development	1,364,851	3,394,692	3,051,595	5,937,066	83,799,694
Business development	653,353	594,072	1,260,854	1,047,051	8,913,155
General and administrative	1,333,791	1,172,501	2,501,887	2,465,634	27,805,920

Total operating expenses	3,724,536	5,161,265	7,186,877	9,449,751	120,891,310

Operating loss	(3,724,536)	(5,161,265)	(7,186,877)	(9,449,751)	(106,847,188)

Other income (expense):
Interest income	71,569	123,548	138,080	378,174	8,815,153
Interest expense	—	—	—	—	(23,591)
Other income	—	—	—	—	67,884

	71,569	123,548	138,080	378,174	8,859,446

Net loss	$(3,652,967)	$(5,037,717)	$(7,048,797)	$(9,071,577)	$(97,987,742)

Net loss per share, basic and diluted	$(0.15)	$(0.27)	$(0.31)	$(0.49)	$(11.03)

Weighted average shares outstanding	24,052,077	18,407,482	23,090,138	18,397,633	8,885,104

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2002 and 2001
(Unaudited)

	Six-month periods ended June 30,
			Cumulative from January 18, 1991 (inception) through June 30, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(7,048,797)	$(9,071,577)	$(97,987,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,320	395,733	5,501,793
Adjustment of carrying value of fixed assets	—	—	980,912
Compensation expense related to stock options	—	—	426,580
Issuance of stock in exchange for services received	—	—	408,930
Changes in assets and liabilities:
Other receivables	33,802	(1,581,596)	(198,086)
Inventory	(1,009,647)	—	(1,009,647)
Prepaid expenses	(279,400)	(56,738)	(338,057)
Deposits with vendors	—	(700,000)	(700,068)
Accounts payable	539,562	669,578	1,597,471
Accrued and other liabilities	(310,280)	(1,306,171)	491,713
Other assets	—	119,605	(542,231)

Net cash used in operating activities	(7,769,440)	(11,531,166)	(91,368,432)

Cash flows from investing activities:
Purchases of investments	(16,430,220)	(7,048,592)	(138,590,006)
Proceeds from maturities of investments	180,000	2,994,096	120,542,722
Purchases of property and equipment	(25,768)	(33,074)	(6,961,823)
Organizational costs incurred	—	—	(19,595)

Net cash used in investing activities	(16,275,988)	(4,087,570)	(25,028,702)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,640,913	369,266	107,000,458
Proceeds from issuance of preferred stock	—	—	12,336,096
Proceeds from issuance of notes payable	—	—	41,792
Repayment of notes payable	—	—	(41,792)
Repayment of lease obligation	—	—	(103,521)

Net cash provided by financing activities	16,640,913	369,266	119,233,033

Net increase (decrease) in cash and cash equivalents	(7,404,515)	(15,249,470)	2,835,899
Cash and cash equivalents at beginning of period	10,240,414	19,121,697	—

Cash and cash equivalents at end of period	$2,835,899	$3,872,227	$2,835,899

Supplemental disclosures of cash flow information:
Conversion of redeemable preferred stock	$—	$—	$12,406,761
Capital lease obligation incurred to acquire equipment	—	—	103,521

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Notes to Consolidated Financial Statements-Unaudited

(1)  Basis for Presentation

  The consolidated financial statements of Aksys, Ltd. and subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 2001, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair statement of the results for interim periods. The operations for the six-month period ended June 30, 2002 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(2)  Stockholders' Equity

  On May 10, 2002, the Company completed a private placement to institutional investors of 3,319,396 shares of its common stock, at a per share price of $5.29, resulting in gross proceeds of $17,559,605. After offering costs, net proceeds to the Company were approximately $16.5 million.

  The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received fees of approximately $1.05 million.

AKSYS, LTD. AND SUBSIDIARY
(a development stage enterprise)
Notes to Consolidated Financial Statements-Unaudited

(3)  Inventories

  Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market. Inventories were as follows:

June 30, 2002
PHD machines—finished goods	$800,000
PHD machine spare parts	138,132
Consumables	71,515

$1,009,647

  During the quarter ended June 30, 2002, an inventory adjustment was recorded as cost of production in the amount of $372,541, in order to value the PHD machines in inventory at the lower of cost or market.

4)    Contingencies

  In May 2001, the Company signed an engagement letter with an investment bank to raise funding through the sale of common stock. The financing contemplated by this engagement letter was never arranged or completed and, in September 2001, the Company terminated the services of such investment bank in accordance with the terms of the engagement letter. In November 2001, the Company engaged a new investment banking firm to assist with the raising of funds through the sale of securities, and a private placement of securities was closed in December 2001 through the new firm.

  In June 2002, the investment bank engaged in May 2001 filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company alleging among other things a breach of contract claim. This investment bank alleges that it is entitled to a $1 million placement fee plus interest as a result of the December 2001 private placement. The Company filed an answer to this complaint in July 2002, and intends to vigorously defend the action and considers it without merit. No estimated liabilities have been recorded in the accompanying consolidated balance sheets related to such claim.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Aksys, Ltd. (the "Company") focuses on hemodialysis products and services for patients suffering from end-stage renal disease ("ESRD"), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients.

        On March 27, 2002, the Company announced that it received Food and Drug Administration ("FDA") clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. 510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

Comparison of Results of Operations

        For the three- and six-month periods ended June 30, 2002, the Company reported net losses of $3.7 million ($0.15 per share) and $7.0 million ($0.31 per share), compared with $5.0 million ($0.27 per share) and $9.1 million ($0.49 per share) for the three- and six-month periods ended June 30, 2001. The factors contributing to the decrease in net loss are explained below.

        Operating expenses.    Operating expenses for the three-month period ended June 30, 2002 decreased to $3.7 million, compared with $5.2 million for the comparable period in 2001. The reduction in expenses for the three-month period was primarily due to a decrease in research and development expenses of $2.0 million, offset by an increase in cost of production of $0.4 million. For the six-month period ended June 30, 2002, research and development expenses decreased $2.9 million compared to the six months ended June 30, 2001 while cost of production increased by $0.4 million.

        During the quarter ended June 30, 2002, an inventory adjustment was recorded as cost of production in the amount of $0.4 million, in order to value the PHD machines in inventory at the lower of cost or market.

        The cost of producing the PHD System is currently in excess of its market price and the Company cannot predict how long such deficit will continue or whether the Company will be able to eliminate such deficit. The Company expects that it will have to rely primarily on reductions in the cost of the PHD System in order to realize a positive gross margin on sales. The Company is implementing plans and continues to work diligently to achieve cost reductions on the PHD System. However, no assurance can be given that such cost reduction plans or efforts will be successful, or that the Company will be able to achieve a positive gross margin on sales of the PHD System in the future.

        Research and development expenses for the quarter ended June 30, 2002 decreased to $1.4 million, compared to $3.4 million for the comparable period in 2001. The decrease is primarily due to the cost of final engineering changes to the PHD system that occurred in the quarter ended June 30, 2001. For the six-month period ended June 30, 2002, research and development costs decreased $2.9 million as costs related to the Company's earlier clinical trials and costs related to final engineering changes to the PHD system were incurred in the six month period ended June 30, 2001.

        For the three-month period ended June 30, 2002, business development expenses increased to $0.7 million from $0.6 million for the comparable period in 2001. For the six-month period ended June 30, 2002, business development expenses increased $0.3 million to $1.3 million. The increase reflects costs associated with the scale up of the sales and marketing efforts surrounding the early stages of commercialization of the PHD system.

        General and administrative expenses for the quarter ended June 30, 2002 were $1.3 million compared to $1.2 million in the quarter ended June 30, 2001. General and administrative expenses remained flat at $2.5 million for the six-month periods ended June 30, 2002 and 2001.

        Interest income.    Interest income for the three- and six-month periods ended June 30, 2002 decreased $52,000 and $240,000 from the comparable periods in 2001, due to decreases in cash and invested balances, as funds continue to be spent to support the Company's operations. In addition, the funds received from the private placement of common stock in May 2002 were not available for investment for the entire quarter.

Liquidity and Capital Resources

        The Company has financed its operations to date primarily through public and private sales of its securities. Through June 30, 2002, the Company received net offering proceeds from public and private sales of securities of approximately $119.2 million. Since its inception in 1991 through June 30, 2002, the Company made $7.0 million of capital expenditures and used $91.4 million in cash to support its operations. During the quarter ended June 30, 2002, the Company closed a private placement of common stock which increased its cash position by $16.5 million. At June 30, 2002, the Company had funds available to support operations of $20.8 million, including cash and cash equivalents of $2.8 million, short-term investments of $16.0 million and long-term investments of $2.0 million.

        The Company estimates that during fiscal 2002 it will spend approximately $18 million for operations, including U.S. commercialization activities of the PHD System (including funds of $7.8 million spent during the six-month period ended June 30, 2002). The Company expects to incur increasingly substantial cash outlays related to manufacturing scale-up and commercialization of the PHD System. The Company believes that cash and short-term investments as of June 30, 2002, are sufficient to finance its current commercial and operating plans through early fiscal 2003.

        Additional capital will be required to fund ongoing operations through and beyond fiscal 2003. The Company plans to raise additional capital to fund operations through public and/or private equity or debt financings. The additional capital required for commercialization may not be available on terms agreeable to the Company or may not be available at all.

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

        Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital. This need for working capital will increase to the extent that demand for the PHD System increases. The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if the Company were successful in marketing its products and services. The Company currently intends to finance the working capital requirements associated with these arrangements primarily through equipment and receivable financing with a commercial lender. If the Company is unable to obtain such equipment financing, or to obtain it on commercially reasonable terms, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives. The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

        The Company has not generated taxable income to date. At June 30, 2002, the net operating losses available to offset future taxable income were approximately $103.8 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2012. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

        Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels (during initial commercialization of the System or thereafter) that permit the Company to be profitable; (iii) market, regulatory and reimbursement conditions; (iv) the impact of products that may be developed, adapted or may otherwise compete with the PHD System; (v) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis; (vi) risks related to the ability of the Company to obtain non-U.S. regulatory approvals for the System, the timing of such approvals and the possibility that additional clinical trials and/or other data will be necessary to obtain any of such other approvals (if and to the extent that the Company determines to seek such approvals); (vii) additional capital requirements with respect to among other things commercialization of the PHD System; (viii) risks inherent in relying on a third party to manufacture the PHD System; (ix) changes in QSR requirements; and (x) other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Regulatory approval risks include, without limitation, whether and when we will obtain similar clearances from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed in order to obtain regulatory clearances. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in the Company's market risk during the six-month period ended June 30, 2002. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities

        On May 10, 2002, the Company completed a private placement to institutional investors of 3,319,396 shares of its common stock. The gross proceeds of the offering were approximately $17,560,000. The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received a fee of approximately $1,050,000.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 17, 2002, and the following matter was voted on at the meeting.

1.
The stockholders elected all of the directors nominated to serve for terms ending in 2005 or until their successors are duly elected and qualified or until their earlier removal or resignation. The stockholders present in person or by proxy voted as follows:

	Votes For	Votes Against	Abstain/Non-Vote
Alan R. Meyer	16,420,510	0	0
Bernard R. Tresnowski	16,420,510	0	0

        The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are Richard B. Egen, William C. Dow and W. Dekle Rountree, Jr.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

  (99.1)    Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (99.2)    Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K

        On May 15, 2002, the Company filed a Current Report on Form 8-K, reporting in Item 5 the sale and issuance of 3,319,396 shares of its common stock in a private placement to institutional investors.

Signatures

        Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.
Date: August 6, 2002	By:	/s/ WILLIAM C. DOW William C. Dow President, Chief Executive Officer and Director
/s/ LAWRENCE D. DAMRON Lawrence D. Damron Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements–Unaudited
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures