Form 10-Q
period 2002-09-30
AKSYS LTD
filed 2002-11-14
CIK 902600

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 0-28290

AKSYS, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3890205 (I. R. S. Employer Identification No.)
Two Marriott Drive, Lincolnshire, Illinois (Address of principal executive offices)	60069 (Zip Code)

Registrant's telephone number: 847-229-2020

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        The number of shares of Common Stock, $.01 Par Value, outstanding as of September 30, 2002 was 25,485,944.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

TABLE OF CONTENTS

		Page
PART 1—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Operations for the Three-and Nine-Month Periods Ended September 30, 2002 and 2001 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2002 and 2001 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES		15
CERTIFICATIONS		16-18

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARY

Consolidated Balance Sheets

		September 30, 2002 December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	2,578,987	10,240,414
Short-term investments	13,601,032	1,009,521
Accounts receivable	2,764	—
Other receivables	52,435	231,888
Inventories	1,707,731	—
Prepaid expenses	306,957	58,387
Deposits with vendors	245,000	700,000

Total current assets	18,494,906	12,240,210
Long-term investments	600,000	780,000
Property and equipment, net	1,041,896	1,365,774
Other assets	33,606	68,519

	$20,170,408	$14,454,503

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,214,714	1,057,909
Accrued liabilities	542,634	633,904

Total current liabilities	1,757,348	1,691,813
Other long-term liabilities	152,504	159,061

Total liabilities	1,909,852	1,850,874

Stockholders' equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding in 2002 and 2001	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 25,485,944 and 22,097,524 shares issued and outstanding in 2002 and 2001, respectively	254,859	220,975
Additional paid-in capital	119,958,264	103,313,209
Accumulated other comprehensive income	9,305	11,423
Accumulated deficit	(101,961,872)	(90,941,978)

Total stockholders' equity	18,260,556	12,603,629

Commitments	—	—

	$20,170,408	$14,454,503

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2002 and 2001

(Unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2002	2001	2002	2001
Revenue:
Product	$160,000	$—	$160,000	$—
Service and supplies	8,867	—	8,867	—

Total revenue	168,867	—	168,867	—

Cost of sales:
Product	582,154	—	954,694	—
Service and supplies	227,638	—	227,638	—

Total cost of sales	809,792	—	1,182,332	—

Operating expenses:
Research and development	1,462,510	3,218,162	4,514,106	9,124,153
Sales and marketing	555,163	608,568	1,816,016	1,634,334
General and administrative	1,403,080	1,152,100	3,904,967	3,670,095

Total operating expenses	3,420,753	4,978,830	10,235,089	14,428,582

Operating loss	(4,061,678)	(4,978,830)	(11,248,554)	(14,428,582)

Interest income	90,582	42,090	228,662	420,264

Net loss	$(3,971,096)	$(4,936,740)	$(11,019,892)	$(14,008,318)

Net loss per share, basic and diluted	$(0.16)	$(0.26)	$(0.46)	$(0.76)

Weighted average shares outstanding	25,485,431	18,734,839	23,897,343	18,511,270

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended September 30, 2002 and 2001

(Unaudited)

	Nine-month periods ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(11,019,892)	$(14,008,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439,454	583,646
Changes in assets and liabilities:
Accounts receivable	(2,764)	—
Other receivables	179,453	(332,998)
Inventories	(1,707,731)	—
Prepaid expenses	(248,570)	(25,022)
Deposits with vendors	455,000	(700,000)
Accounts payable	156,805	831,167
Accrued and other liabilities	(97,827)	(1,332,421)
Other assets	—	110,006

Net cash used in operating activities	(11,846,072)	(14,873,940)

Cash flows from investing activities:
Purchases of investments	(21,251,511)	(7,048,592)
Proceeds from maturities of investments	8,840,000	3,007,111
Purchases of property and equipment	(80,666)	(94,110)

Net cash used in investing activities	(12,492,177)	(4,135,591)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,676,822	617,201

Net cash provided by financing activities	16,676,822	617,201

Net decrease in cash and cash equivalents	(7,661,427)	(18,392,330)
Cash and cash equivalents at beginning of period	10,240,414	19,121,697

Cash and cash equivalents at end of period	$2,578,987	$729,367

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements—Unaudited

(1)  Basis for Presentation

        The consolidated financial statements of Aksys, Ltd. and subsidiary (the "Company") presented herein are unaudited, other than the consolidated balance sheet at December 31, 2001, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods. The operations for the nine-month period ended September 30, 2002 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

        During the quarter ended September 30, 2002, the Company commenced commercial activities and is no longer considered to be in the development stage.

        Certain reclassifications have been made in the 2001 financial statements in order to conform to the 2002 presentation.

(2)  Revenue Recognition Policies

        The Company recognizes revenue from product sales at the time of shipment. Service and supplies revenue is recognized when services are rendered.

(3)  Inventories

        Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market. Inventories were as follows:

September 30, 2002
PHD machines—finished goods	$1,400,000
PHD machine spare parts	168,851
Consumables	138,880

$1,707,731

        During the quarter ended September 30, 2002, an inventory adjustment was recorded as product cost of sales in the amount of $382,636, in order to value the PHD machines in inventory at the lower of cost or market. For the nine-months ended September 30, 2002, the inventory adjustment included in product cost of sales was $755,177.

(4)  Contingencies

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

        In June 2002, the investment bank engaged in May 2001 filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company alleging among other things a breach of contract claim. This investment bank alleges that it is entitled to a $1 million placement fee plus interest as a result of the December 2001 private placement. The Company filed an answer to this complaint in July 2002, intends to vigorously defend the action and considers it without merit. No estimated liabilities have been recorded in the accompanying consolidated balance sheets related to such claim.

(5)  Subsequent Event—Financing Activities

        On October 15, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"). The registration statement, which has not yet become effective, will permit the Company to offer and sell up to $60 million of various types of securities from time to time.

        In addition, on October 15, 2002, the Company signed a $15 million equity line of credit agreement with Kingsbridge Capital Limited ("Kingsbridge"). The agreement will allow the Company to sell equity at its sole discretion over a 24-month period on a "when and if needed" basis, and Kingsbridge will be required under the terms of the agreement to purchase the Company's stock, subject to certain conditions contained in the equity line of credit agreement. The Company has no obligation to draw down all or any portion of the commitment. In connection with the agreement, the Company issued warrants to Kingsbridge to purchase 200,000 shares of the Company's common stock at an exercise price of $5.75 per share.

        The Company has also filed a registration statement with the SEC covering the Kingsbridge equity line. This registration statement must be declared effective by the SEC in order for the Company to have the right to access the equity line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Aksys, Ltd. (the "Company") focuses on hemodialysis products and services for patients suffering from end-stage renal disease ("ESRD"), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. During the quarter ended September 30, 2002, the Company commenced commercial activities and is no longer considered to be in the development stage.

        On March 27, 2002, the Company announced that it received Food and Drug Administration ("FDA") clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. 510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

        On October 7, 2002, the Company announced the receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area. The certification approved the PHD System for home use. Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

Comparison of Results of Operations

        For the three- and nine-month periods ended September 30, 2002, the Company reported net losses of $4.0 million ($0.16 per share) and $11.0 million ($0.46 per share), compared with $4.9 million ($0.26 per share) and $14.0 million ($0.76 per share) for the three- and nine-month periods ended September 30, 2001.    The factors contributing to the decrease in net loss are explained below.

        Revenue.    Revenue for the three- and nine- months ended September 30, 2002, was $169,000 compared with no revenue in the comparable periods of 2001. Product revenue of $160,000 resulted from the sale of four PHD Systems during the third quarter of 2002. Service and supplies revenue totaled $9,000 for the same time period.

        Cost of sales.    Total cost of sales for the three- and nine- months ended September 30, 2002 were $810,000 and $1.2 million, respectively, compared with no cost of sales in the prior year periods. Product cost of sales was $582,000 for the third quarter of 2002 and $955,000 year-to-date through September 30, 2002. There were no product cost of sales in 2001. During the quarter ended September 30, 2002, an inventory adjustment was recorded as product cost of sales in the amount of $383,000, in order to value the PHD machines in inventory at the lower of cost or market. For the nine-months ended

September 30, 2002, the inventory adjustment included in product cost of sales totals $755,000.

        The cost of producing the PHD System is currently in excess of its market price and the Company cannot predict how long such deficit will continue or whether the Company will be able to eliminate such deficit. The Company expects that it will have to rely primarily on reductions in the production cost of the PHD System in order to realize a positive gross margin on sales. The Company is implementing plans and continues to work diligently to achieve cost reductions on the PHD System. However, no assurance can be given that such cost reduction plans or efforts will be successful, or that the Company will be able to achieve a positive gross margin on sales of the PHD System in the future.

        Service and supplies costs for the three- and nine- months ended September 30, 2002 were $228,000 compared to no service and supplies costs in 2001. The majority of these costs are for field service personnel and clinical support staff necessary to train and service the PHD machines during the early phases of the product launch.

        Operating expenses.    Operating expenses for the three-month period ended September 30, 2002 decreased to $3.4 million, compared with $5.0 million for the comparable period in 2001. The reduction in expenses for the three-month period was primarily due to a decrease in research and development expenses of $1.7 million, offset by an increase in general and administrative expenses of $0.3 million. For the nine-month period ended September 30, 2002, operating expenses were $10.2 million compared to $14.4 million in the year earlier period.

        Research and development expenses for the quarter ended September 30, 2002 decreased to $1.5 million, compared to $3.2 million for the comparable period in 2001. The decrease is primarily due to the cost of final engineering changes to the PHD System in preparation of the commercial launch that occurred in the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002, research and development costs decreased $4.6 million compared to the year earlier period as the Company continues to shift its focus from product development to commercialization and sales activities.

        For the three-month period ended September 30, 2002, sales and marketing expenses remained flat at $0.6 million compared to the year earlier period. For the nine-month period ended September 30, 2002, sales and marketing expenses increased $0.2 million to $1.8 million. The increase reflects costs associated with the scale up of the sales and marketing efforts surrounding the early stages of commercialization of the PHD System.

        General and administrative expenses for the quarter ended September 30, 2002 were $1.4 million compared to $1.2 million in the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002, general and administrative expenses were $3.9 million compared to $3.7 million for the nine-month period ended September 30, 2001. The increases are a result of personnel additions necessary to support the commercialization efforts.

        Interest income.    Interest income for the three- month period ended September 30, 2002 increased $48,000 compared to year earlier period, as funds received from the private placement of common stock in May 2002 increased the cash and invested balances. For the nine- months ended September 30, 2002, interest income was $229,000 compared to $420,000 in the nine months ended September 30, 2001. The decrease was primarily due to lower average invested balances in the first six months of 2002 compared to 2001, as funds were spent to support the Company's operations.

Liquidity and Capital Resources

        The Company has financed its operations to date primarily through public and private sales of its securities. At September 30, 2002, the Company had funds available to support operations of $16.8 million, including cash and cash equivalents of $2.6 million, short-term investments of $13.6 million and long-term investments of $0.6 million.

        Net cash used in operating activities was $11.8 million for the nine-months ended September 30, 2002, compared to $14.9 million in the nine-months ended September 30, 2001. The decrease is primarily due to reduced research and developments costs, as the Company shifts its focus from product development to commercialization and sales activities. The increase in inventory of $1.7 million compared to the year earlier period is attributable to the production of commercial PHD machines during the second and third quarters of fiscal 2002.

        Net cash used in investing activities was $12.5 million in the nine-months ended September 30, 2002, compared to $4.1 million in the year earlier period. The increased level of purchases and maturities of investments resulted from increased cash available, as the Company received $16.5 million in May 2002 from a private placement of common stock. As a result of this transaction, net cash provided by financing activities for the nine-month period ended September 30, 2002 increased by $16.1 million compared to the year earlier period.

        On October 15, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"). The registration statement, which has not yet become effective, will permit the Company to offer and sell up to $60 million of various types of securities from time to time.

        In addition, on October 15, 2002, the Company signed a $15 million equity line of credit agreement with Kingsbridge Capital Limited ("Kingsbridge"). The agreement will allow the Company to sell equity at its sole discretion over a 24-month period on a "when and if needed" basis, and Kingsbridge will be required under the terms of the agreement to purchase the Company's stock, subject to certain conditions contained in the equity line of credit agreement. The Company has no obligation to draw down all or any portion of the commitment. In connection with the agreement, the Company issued warrants to Kingsbridge to purchase 200,000 shares of the Company's common stock at an exercise price of $5.75 per share.

        The Company has also filed a registration statement with the SEC covering the Kingsbridge equity line. This registration statement must be declared effective by the SEC in order for the Company to have the right to access the equity line.

        The Company estimates that during fiscal 2002 it will spend approximately $17 million for operations, including U.S. commercialization activities of the PHD System (including funds of $11.8 million spent during the nine-month period ended September 30, 2002). The Company expects to incur increasingly substantial cash outlays related to manufacturing scale-up and commercialization of the PHD System. The Company believes that cash and short-term investments as of September 30, 2002 are sufficient to finance its current commercial and operating plans into the middle of fiscal 2003.

        Additional capital will be required to fund ongoing operations through and beyond fiscal 2003. The Company plans to raise additional capital to fund operations through public and/or private equity or debt financings. The additional capital required for commercialization may not be available on terms agreeable to the Company or may not be available at all.

        Generally, the Company expects U.S. customers to lease or purchase PHD Systems and enter into contracts whereby the Company will provide all consumables, service and product support related to the PHD Systems for a single monthly price. If the U.S. customers enter into lease agreements, the single monthly payment would increase to include the lease payment for the PHD System. The Company's present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and services.

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

        The Company has not generated taxable income to date. At September 30, 2002, the net operating losses available to offset future taxable income were approximately $107.8 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2012. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

        Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels (during initial commercialization of the PHD System or thereafter) that permit the Company to be profitable; (iii) market, regulatory and reimbursement conditions; (iv) the impact of products that may be developed, adapted or may otherwise compete with the PHD System; (v) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis; (vi) risks related to the ability of the Company to obtain additional regulatory approvals for the PHD System, the timing of such approvals and the possibility that additional clinical trials and/or other data will be necessary to obtain any of such other approvals (if and to the extent that the Company determines to seek such approvals); (vii) additional capital requirements with respect to, among other things, commercialization of the PHD System, and the ability of the Company to obtain such capital on acceptable terms; (viii) risks inherent in relying on a third party to manufacture the PHD System; (ix) changes in QSR requirements; and (x) other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Regulatory approval risks include, without limitation, whether and when we will obtain similar clearances from other countries in which we may attempt to distribute the PHD System. Additional clinical trials and/or other data may be needed in order to obtain regulatory clearances. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in the Company's market risk during the nine-month period ended September 30, 2002. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    After evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), the Company's chief executive officer and chief financial officer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  (10.1) Common Stock Purchase Agreement, dated as of October 15, 2002, by and between Aksys, Ltd. and Kingsbridge Capital Limited (incorporated by reference to Form 8-K filed by the Company on October 16, 2002)

  (10.2) Warrant, dated as of October 15, 2002, issued to Kingsbridge Capital Limited (incorporated by reference to Form 8-K filed by the Company on October 16, 2002)

  (10.3) Registration Rights Agreement, dated as of October 15, 2002, by and between Aksys, Ltd. and Kingsbridge Capital Limited (incorporated by reference to Form 8-K filed by the Company on October 16, 2002)

(b)
Reports on Form 8-K

        On October 16, 2002, the Company filed a Current Report on Form 8-K, reporting in Item 5 the equity-based financing arrangement between the Company and Kingsbridge Capital Limited.

Signatures

        Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.
Date: November 14, 2002	By:	/s/ William C. Dow
William C. Dow President, Chief Executive Officer and Director
/s/ Lawrence D. Damron
Lawrence D. Damron Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, William C. Dow, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Aksys, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ William C. Dow William C. Dow Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Lawrence D. Damron, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Aksys, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ Lawrence D. Damron Lawrence D. Damron Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Each of the undersigned hereby certifies, for purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Aksys, Ltd. ("Aksys"), that, to his knowledge, the Quarterly Report of Aksys on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Aksys.

Dated: November 14, 2002
	By:	/s/ William C. Dow William C. Dow Chief Executive Officer
Dated: November 14, 2002
	By:	/s/ Lawrence D. Damron Lawrence D. Damron Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002