Form 10-Q/A
period 2002-09-30
AKSYS LTD
filed 2003-02-13
CIK 902600

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        The number of shares of Common Stock, $.01 Par Value, outstanding as of January 31, 2003 was 25,510,874.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

Explanatory Note:

        Aksys, Ltd. files this amendment to Items 2 and 4 of Part I of its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, which was originally filed on November 14, 2002. This amendment is being filed in response to the letter of the Staff of the Securities and Exchange Commission dated February 11, 2003, which encouraged Aksys to revise disclosure related to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations—Revenue" (Item 2) and "Controls and Procedures" (Item 4). Except for the aforementioned revised disclosures, all information in this report is stated as of November 14, 2002. This amendment does not otherwise update the information in the originally filed Form 10-Q to reflect events occurring after November 14, 2002.

TABLE OF CONTENTS

		Page
PART 1—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Operations for the Three-and Nine-Month Periods Ended September 30, 2002 and 2001 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2002 and 2001 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		14
CERTIFICATIONS		15-17

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

        The product sales recorded in the quarter ended September 30, 2002 were for PHD Systems sold in the United States. These were the Company's first sales and were made pursuant to an agreement between the Company and a third party leasing company. There were no preexisting arrangements under which PHD Systems were sold.

        The Company is not dependent upon reimbursement from insurance providers as a source of revenue. Rather, the Company generates revenue from dialysis centers, which provide dialysis services through the use of the PHD System. The dialysis center is reimbursed on a per treatment basis by the insurance provider. Accordingly, reimbursement rates may influence customers' demand for the Company's product and the Company's pricing of the PHD System and related supplies and services.

        Services and supplies sold during the quarter ended September 30, 2002 specifically relate to the four PHD Systems sold in this quarter. Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount. Supplies, such as blood tubing sets, dialyzers and acid/bicarb solutions, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs and provided by the Company's service technicians on a 24 hour, 7 day a week basis.

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

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure.

        The Company's management, including its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were functioning properly as of the evaluation date.

        There have been no significant changes to the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  None.

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

Aksys, Ltd.
Date: February 12, 2003	By:	/s/ William C. Dow
William C. Dow President, Chief Executive Officer and Director
/s/ Lawrence D. Damron
Lawrence D. Damron Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, William C. Dow, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Aksys, Ltd.;

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

Dated: February 12, 2003	By:	/s/ William C. Dow William C. Dow Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Lawrence D. Damron, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Aksys, Ltd.;

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

Dated: February 12, 2003	By:	/s/ Lawrence D. Damron Lawrence D. Damron Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Each of the undersigned hereby certifies, for purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Aksys, Ltd. ("Aksys"), that, to his knowledge, the Quarterly Report of Aksys on Form 10-Q/A for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Aksys.

Dated: February 12, 2003
	By:	/s/ William C. Dow William C. Dow Chief Executive Officer
Dated: February 12, 2003
	By:	/s/ Lawrence D. Damron Lawrence D. Damron Chief Financial Officer

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