Form 10-K
period 2002-12-31
AKSYS LTD
filed 2003-03-28
CIK 902600

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2002 or

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 0-28290

AKSYS, LTD.
(Exact name of registrant as specified in its charter)

Delaware	36-3890205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Marriott Drive, Lincolnshire, IL	60069
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 229-2020

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share, and related preferred stock purchase rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   ☒               No   ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $184,672,000 as of March 27, 2003, based on the closing sale price of $7.03 as reported by the Nasdaq National Market.

As of March 27, 2003 the registrant had 26,324,480 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 15, 2003 (the “Proxy Statement”) are incorporated by reference into Part III and portions of the Registrant’s 2002 Annual Report to Stockholders filed herewith as Exhibit 13 are incorporated by reference into Part II and Part IV.

AKSYS, LTD.

PART I

Item 1.  Business

Background

Aksys, Ltd. (the “Company”) was founded in 1991 to provide hemodialysis products and services for patients suffering from end-stage renal disease (“ESRD”), commonly known as chronic kidney failure.  The Company has developed an automated personal hemodialysis system, known as the Aksys Personal Hemodialysis (PHD™) System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients.

On March 27, 2002, the Company announced that it received Food and Drug Administration (“FDA”) clearance to market the PHD System in the United States.  The FDA clearance had no restrictions and included authorization to use the product in the home.  510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

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

The Company estimates that over $17 billion was spent in the U.S. during 2001 for the treatment of patients suffering from ESRD, of which more than $7 billion was directly related to dialysis treatment.  Based upon information published by The Centers for Medicare and Medical Services (“CMS”), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to an estimated 286,000 at the end of 2001.  The current estimated annual growth rate of ESRD patients in the U.S. is approximately 5%.  In addition, it is estimated that there were approximately 486,000 dialysis patients in Europe and Japan at the end of 2001.  The Company believes that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 62), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk – (i.e., with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney), and (v) a possible increase in the use of medications that damage the kidneys.

Given the expense of kidney dialysis treatments and the lack of effective alternative therapies, in 1972 Congress enacted legislation providing for Medicare funding for all eligible patients with ESRD regardless of age or financial circumstances.

Under this program, after the first 30 months of treatment Medicare is responsible for payment of 80% of the rate set by CMS for reimbursement of outpatient dialysis.  Although this program made dialysis available to virtually all patients in need of treatment, the cost of funding the program grew rapidly, quickly exceeding original expectations.  In an effort to hold down these costs, Congress,  in 1983,  capped the Medicare reimbursement rate for outpatient dialysis at approximately $21,000 per patient per year.  The costs of operating dialysis centers, however, such as capital, labor and facility overhead, have continued to rise.  These circumstances have forced dialysis providers to seek ways to reduce dialysis treatment costs.

Reimbursement

Demand for the Company’s products and services will be influenced by governmental and other third-party reimbursement programs because providers of ESRD treatment are reimbursed by Medicare, Medicaid and private insurers.

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

For ESRD patients under age 65 who have any employer group health insurance coverage (regardless of the size of the employer or the individual’s employment status), Medicare coverage is generally secondary to the employer coverage during a 30-month coordination period that follows the establishment of Medicare eligibility or entitlement based on ESRD.  During the coordination period, an employer group health plan is responsible for paying primary benefits at the rate specified in the plan, which may be a negotiated rate or the healthcare provider’s usual and customary rate.  As the secondary payer during this coordination period, Medicare will make payments up to the applicable composite rate for dialysis services to supplement any primary payments by the employer group health plan if the plan covers the services but pays only a portion of the charge for the services.

Medicare generally is the primary payer for ESRD patients after the 30-month coordination period.  Under current rules, Medicare is also the primary payer for ESRD patients during the 30-month coordination period if, before becoming eligible for Medicare on the basis of ESRD, the patient was already age 65 or over (or eligible for Medicare based on disability) unless covered by an employer group health plan (other than a “small” employer plan) because of current employment.  This rule eliminates for many dual-eligible beneficiaries the 30-month coordination period during which the employer plan would serve as primary payer and reimburse health care providers at a rate that the Company believes may be higher than the Medicare composite rate.  The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both age (or disability) and ESRD have been the subject of frequent legislative and regulatory changes in recent years and there can be no assurance that such rules will not be unfavorably changed in the future.

When Medicare is the primary payer, it reimburses 80% of the composite rate set by the Medicare prospective reimbursement system for each dialysis treatment.  The beneficiary is responsible for the remaining 20%, as well as any unmet Medicare deductible amount, although an approved Medicare supplement insurance policy, other private health insurance or Medicaid may pay on the beneficiary’s behalf.  Reimbursement rates are subject to periodic adjustment based on certain factors, including budget and other legislation and costs incurred in rendering the services if tied to certain criteria.  The composite reimbursement rate was unchanged from commencement of the program in 1972 until 1983.  From 1983 through December 1990, numerous Congressional actions resulted in net reductions of the average composite reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in December 1990.  Effective January 1, 1991, Congress increased the ESRD composite reimbursement rate, resulting in an average rate of $126 per treatment.  The Balanced Budget Refinement Act of 1999 raised the composite rate by 1.2% in 2000 and an additional 1.2% in 2001.

Reimbursement for home dialysis can be made in two ways.  A beneficiary may choose to receive home dialysis equipment, supplies and support services directly from a facility or to make independent arrangements for equipment and supplies.  If the beneficiary chooses to use a facility, the facility receives the composite rate for each treatment the patient performs at home.  If the beneficiary chooses to make independent arrangements, the supplier bills Medicare on an assignment basis and payment is made at a rate not greater than the composite rate, with the exception of continuous cycling peritoneal dialysis (“CCPD”).  There is a monthly payment cap of $1,975 for CCPD and approximately $1,500 for all other methods of home dialysis.

The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies.  Actions to change such rate usually occur in the context of federal budget negotiations.

The Company is unable to predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program.  Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on the Company’s prospects, revenues and earnings.  In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare,  the occurrence and effect of which are uncertain.  See “—Potential Health Care Legislation.”

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

Private Reimbursement

Some ESRD patients have private insurance that covers dialysis services.  As discussed above, health care providers receive reimbursement for ESRD treatments from the patient or private insurance during a “waiting period” up to three months before the patient becomes eligible for Medicare.  In addition, if the private payer is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare.  In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient’s eligibility or entitlement to Medicare benefits.

The Company believes that before Medicare primary coverage is established, private payers may reimburse dialysis expenses at rates higher than the per-treatment composite rate set by Medicare.  When Medicare becomes a patient’s primary payer, private insurance often covers the per-treatment 20% coinsurance that Medicare does not pay.

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

Hemodialysis

CMS estimates that as of December 31, 2001, approximately 90% (259,000) of the ESRD dialysis patients in the United States were receiving hemodialysis.  Fewer than 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities.  Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours.  In each session, the patient’s blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

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

Peritoneal Dialysis

CMS estimates that as of December 31, 2001, approximately 10% (27,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes.  There are two principal forms of peritoneal dialysis, and all forms use the patient’s peritoneum, a large membrane rich in blood vessels that surrounds many of the body’s internal organs, as a filter to eliminate toxins and excess fluids from the patient’s blood.  Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient’s peritoneal cavity.  Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter.  In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis (“CAPD”), the process of exchanging dialysate into and out of the patient’s peritoneal cavity occurs four times daily, seven days per week.  The other form, Continuous Cycling Peritoneal Dialysis (“CCPD”), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps.  Both forms of treatment require strict aseptic technique.

Limitations of Prevailing Treatment Methods

Hemodialysis. Patients receiving outpatient hemodialysis often experience a number of chronic and acute health problems.  The chronic problems include hypertension, anemia (low red blood cell count), malnutrition, fluid and electrolyte imbalance, calcium deficiency, insomnia, sexual impotency, decreased mental acuity and lower energy levels.  The acute problems include headaches, nausea, hypotension and asthenia (a general lack of strength and vitality), which are associated with thrice weekly dialysis sessions.  In addition, a general feeling of ill health tends to increase between dialysis treatments as a result of toxins, sodium and water building up in the patient’s blood.  These side effects have a significant impact on (i) clinical outcomes, with the leading cause of death among ESRD patients being cardiovascular disease, which many clinicians believe is caused in large part by oscillations in toxins, sodium and body fluid levels, (ii) total patient costs, resulting from the frequent need to hospitalize ESRD patients as well as the need to treat anemia and hypertension with medication and (iii) patient quality of life, with patients having to not only suffer through these chronic and acute health problems and related “hangover” frequently following each treatment, but also to essentially devote three days per week to the treatment regimen.

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

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost.  According to CMS, total treatment costs per dialysis patient have risen from $33,400 in 1988 to $70,200 in 2000.  The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the “composite rate”) has been capped since 1983, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis.  Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

Peritoneal Dialysis.  Although peritoneal dialysis accounted for 10% (or 27,000) of the dialysis patient population in 2001 according to CMS, approximately 22% (or 6,000) of the patients in the United States switched to outpatient in-center hemodialysis.  The Company believes that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient “burnout” and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

The Company believes that most new peritoneal dialysis patients choose CCPD, in part, in an attempt to improve clinical outcomes.  Although CCPD addresses some of the limitations imposed by CAPD, it continues to present a risk of infection of the peritoneum and in many cases requires some residual kidney function to achieve adequate levels of dialysis. Moreover, because CCPD must often be supplemented with peritoneal dialysis performed by the patients during the day using the CAPD method, patient “burnout” also occurs.

Home Hemodialysis as an Alternative

The Company believes that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients.  The Company completed a clinical trial of the PHD System in November 2000, whereby a total of 23 patients converted from three times per week dialysis at home to a treatment regimen of more frequent dialysis on the PHD System.  Over 5,000 dialysis treatments have been performed by patients on the PHD System, including over 4,000 times at home.  Patients showed better clinical outcomes and improved quality of life on more frequent dialysis.

Several other studies over the past 33 years indicate that increasing the number of dialysis treatments per week leads to dramatic improvements in patients.  Several study centers report that most of the ESRD patients who performed hemodialysis on a daily basis reported that daily hemodialysis gave them a more positive attitude toward treatment and a higher quality of life.  Neither the Company nor the PHD System was involved in the treatments received by patients in these other studies and the Company did not fund these studies.  Moreover, patient selection for these studies was not randomized; the Company gathered the data on a retrospective basis from providers that it knew were treating patients with a daily hemodialysis regimen.  Consequently there can be no assurance that the patient populations in these studies are representative of the general ESRD patient population.  As a result, these studies should not be deemed to have established the impact of daily hemodialysis on clinical outcomes.

In addition to the aforementioned retrospective studies, daily hemodialysis is gaining popularity.  There are initiatives in the U.S. and worldwide to study the benefits of daily hemodialysis.  The Company estimates that in  2002, there were over 40 centers worldwide, approximately 25 of which are in North America, treating over 400 patients with daily hemodialysis.

Despite the potential benefits of frequent hemodialysis, several barriers have prevented it from becoming a viable treatment regimen.  The most significant is the economic implication of administering more frequent hemodialysis to patients from the traditional three times per week dialysis.  Under the current capped Medicare reimbursement level, dialysis providers cannot afford the additional costs that would be incurred in providing more frequent treatments in outpatient facilities.  Requiring more frequent visits to a dialysis treatment facility would also place additional burdens on a patient’s lifestyle.

There is also a perception that vascular access complications arising from inserting the needles into the patient’s blood access site may increase with daily treatment sessions.  These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients.  The Company believes that vascular access complications should not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease.  That belief is based on data collected from patients using a native fistula.  The Company has collected little data from patients using artificial blood vessel grafts or central venous catheters, and there is no assurance that such grafts or catheters will withstand daily treatment.  There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of “single needle” vascular access devices which reduce the number of punctures by half, (ii) the use of central venous catheters which eliminate the need to use needles at all, (iii) novel graft materials, (iv) new, totally implanted central venous catheters with titanium ports and (v) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher.

The Company believes that most barriers to a more frequent hemodialysis regimen could be overcome if it were available in the patient’s home, but to date no hemodialysis device has become sufficiently available to establish home hemodialysis as a feasible alternative therapy for the general dialysis patient population.

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

Drawback	Conventional Home Systems	Aksys PHD System

Complexity	Complicated equipment designed foroperation only by trained personnel.	Designed for ease of operation at home, including computerized, user-friendly interface.

Time and Effort	Difficult and time consuming to setup,operate, clean and maintain.	Fully automated, reducing operator involvement.

Cost of Consumables	Requires frequent replacement ofbloodcircuit.	Integrated automatic disinfection system designed to enable safe and effective reuse of blood circuit.

Storage Requirements	Large volume of consumables anddialysate consumed each month.	Substantially fewer and smaller items consumed with each treatment.

The Company believes that the PHD System offers patients simplification and control.  The new technology of the PHD System integrates four systems into one:  water purification, delivery of dialysis, dialyzer reprocessing and online manufacturing of infusion-quality solution.   The PHD System is a fully automated personal dialysis instrument designed to enable operators to perform hemodialysis in a self-care setting, such as the patient’s home, on a frequent or daily basis.  The PHD System is designed to reduce the patient’s time and effort involved in performing each hemodialysis treatment with minimal assistance.  Through a touch sensitive display screen with instructions available on a graphic video display, the PHD System is designed to be less intimidating and easier to use than current hemodialysis systems.

The PHD System is designed to evaluate the performance of the artificial kidney in removing toxins from the patient’s blood prior to each treatment to ensure that the prescribed dose of hemodialysis is achieved during the treatment.  The PHD System also automatically evaluates the water treatment filters and indicates whether a replacement is required and verifies that all critical safety systems, sensors and alarms are operating correctly.

To begin a treatment session on the PHD System, the operator connects the blood tubing to the vascular access device.  A user-friendly, touch-sensitive monitor prompts the patient through the treatment and displays procedure and patient-specific information for review.  The PHD System is designed to monitor during the treatment a variety of vital statistics, including the patient’s blood flow rate, the amount of water removed from the patient, the length of the treatment session and other key parameters.  The treatment can be suspended at any time by the patient.  If the patient’s blood pressure drops below normal levels during the treatment, the system prompts the patient to take appropriate action.  Data from a hemodialysis treatment is displayed for viewing by the patient.

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

Services Supporting the PHD System

To fully service hemodialysis patients, the Company is developing a service network to provide support for patients and dialysis providers in all aspects relating to the use and maintenance of the PHD System.  The Company’s service network provides the following: (i) delivery and installation of the PHD System, (ii) technical service through a 24 hour call center and through field representatives who will maintain and repair all components of the PHD System, (iii) delivery of consumables used in dialysis such as the artificial kidney and arterial and venous blood tubing (which are replaced periodically), water purification components and dialysate concentrate and (iv) customer service representatives who will interface with the dialysis provider to address the status of, and any necessary changes in, the patient’s treatment as ordered by the patient’s physician.  The Company believes that by providing all of the products and services necessary to perform hemodialysis at home as well as in other self-care settings and nursing homes, the Company can establish and maintain loyalty with patients and dialysis providers.

The PHD System is intended to reduce total treatment costs for ESRD patients, including hospitalization costs.  There is no reliable way at this time, however, to quantify the potential savings in total treatment cost.  The Company has priced the PHD System at a level to fit within current reimbursement guidelines.  Thus, the Company expects there will be little or no reduction in dialysis cost (as opposed to total treatment costs) associated with the PHD System.

Although the Company believes that the PHD System provides a solution to many of the problems presented by conventional dialysis modalities, there are a number of risks that must be overcome for the PHD System to succeed, including, among others, achieving market acceptance and the uncertainty of obtaining regulatory clearance or approval in jurisdictions other than the United States and the European Economic Area.

2003 Activities

During 2003, the Company expects that substantially all of its resources, including available cash and short-term investments, will be devoted to commercialization of the PHD System, including sales and marketing activities, and service and support of the PHD System.  Resources will also be directed toward using the platform technology incorporated in the PHD System to develop follow-on products.

Business and Marketing Strategy

In October 1997, the National Kidney Foundation released the results of the first comprehensive effort to standardize practices at U.S. dialysis centers (the Dialysis Outcomes Quality Initiative, or DOQI guidelines).  The recommendations called for minimum doses of dialysis; however, approximately 32% of all current U.S. patients are under that recommended minimum dosage.  These recommendations support the Company’s belief that patients who receive that higher dose through daily dialysis would benefit through improved clinical outcomes.  The Company believes that the PHD System offers the potential for better clinical outcomes, lower total treatment costs and improved quality of life for dialysis patients.  The relatively poor patient outcomes resulting from current dialysis treatment methods and the increasing total cost of treating ESRD patients have created significant demand for improved dialysis systems.  Through the PHD System, the Company intends to capitalize on this demand by pursuing the following strategies.

Target Specific Market Segments.  The Company currently markets its products and services directly to those providers of dialysis services most focused on patient outcomes and total cost of care.  This strategy is designed to achieve access to the key patient segments which the Company believes will be especially receptive to frequent home hemodialysis using the PHD System, including: (i) dialysis patients currently receiving conventional home hemodialysis, (ii) dialysis patients who drop out of home peritoneal dialysis and (iii) ESRD patients who are just beginning dialysis treatment.  In the United States, these segments accounted for approximately 1,600, 6,000 and 91,000 dialysis patients, respectively, in 2001 according to industry data.  Although the PHD System has been designed primarily for home use, the Company believes it will also be an attractive alternative dialysis device for self-care clinics and nursing homes.

Provide a Broad Range of Dialysis Products and Services.  The Company provides a broad range of products and services for hemodialysis patients and providers.  In addition to the delivery, installation and maintenance of the PHD System, the Company provides training, technical support and delivery of all required consumables.  The Company sells or rents the machines to customers (or sells the machines to a third party lease company), and enters into contracts with its customers to provide all consumables and services for a single monthly price.

Capture and Provide Outcome Data.  The PHD System has a built-in computer capable of recording specific medical data regarding dialysis treatment and patient health and compliance.  Future versions of the PHD System may allow outcome data to be furnished on-line to the healthcare provider responsible for treating the patient and will aid the provider in assessing the effectiveness of the patient’s dialysis treatment prescription as well as promote the potential clinical and cost benefits of frequent home hemodialysis.  Outcome data should become increasingly important if, as the Company believes, CMS moves towards a reimbursement system that capitates total ESRD patient cost.

Implement Programs to Demonstrate Clinical Benefits and Cost-Effectiveness.  The Company intends to complement its marketing by conducting clinical studies and implementing other measures designed to document the clinical and cost benefits it believes will result from frequent home hemodialysis using the PHD System.  In 1998, the Company sponsored a study at six centers to measure the early improvements in nutrition and well-being of patients converting from the standard thrice-weekly hemodialysis regimen to a daily hemodialysis regimen.  Results of the study indicated dramatic improvements in the patients’ feeling of well-being after converting to a regimen of daily hemodialysis.  In collaboration with members of the Company’s Scientific Advisory Board and other leading nephrologists, the Company intends to promote the benefits of the PHD System through publication in clinical journals and presentations at scientific conferences of the results of these studies.

Phased Domestic and International Market Launch.  The Company believes that there is worldwide demand for a cost effective, more clinically effective approach to dialysis.  In addition to pursuing market launch in the United States, the Company is establishing marketing and regulatory resources in Europe, Japan and elsewhere.  As of December 31, 2001, the Company estimates that there were approximately 286,000 dialysis patients in Europe and 200,000 dialysis patients in Japan.

Sales and Marketing

The Company operates with a relatively small direct sales force to market its products and services, primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups.  The Company distributes and provides technical support for the PHD System through a combination of in-house resources and contracted third parties.

Manufacturing and Suppliers

The Company does not currently manufacture any component of the PHD System or related consumables.  With respect to the PHD System, the Company has contracted with Peak Industries, Inc. (‘‘Peak’’), a contract manufacturer of medical devices, to assemble and produce the dialysis machine.  The Company has entered into an agreement with Peak that remains in effect through February 28, 2005, subject to earlier termination under specified circumstances.  Peak specializes in the custom manufacturing of medical instrumentation and is certified to ISO requirements for manufacture of such products.  ISO Certification is an internationally recognized standard of quality manufacturing.  The Company may identify additional manufacturing locations in the future, whether or not owned by Peak, to avoid having to rely on a single location.  There can be no assurances that the Company will be able to do so on terms acceptable to it.  The manufacturing of the Company’s products is subject to quality system regulations (“QSR”) and other requirements prescribed by regulatory agencies.  There can be no assurance that Peak or any other manufacturer of the Company’s products will continue to comply with applicable regulatory requirements or that Peak or any other manufacturer will be able to supply the Company with products in sufficient quantity or at all.

Certain key components of the PHD System, such as the dialyzer, are available from other manufacturers.  The blood tubing set, however, is custom made to the Company’s specifications by a single supplier.  Similarly, the dialysate chemicals supplied to patients using the PHD System will be custom made and packaged to the Company’s specifications.  The Company is currently working with a leading manufacturer of dialysis products to provide the Company’s needed dialysate chemicals.  There can be no assurances that any of the key components of the Company’s products, including dialyzers produced by other manufacturers, will be available on terms acceptable to the Company or at all.

Research and Development

As of December 31, 2002, the Company employed a research and development staff of 37 full time employees, most of whom are engineers and technicians.  In addition, the Company used contractors on an as needed basis to assist in its development process.   The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology.  For the years ended December 31, 2002, 2001 and 2000, the Company incurred total research and development expenditures of approximately $5,792,000, $10,883,000, and $14,542,000, respectively.

Competition

The Company competes in the kidney dialysis market with suppliers of hemodialysis and peritoneal dialysis devices, supplies and services.  The Company does not compete with providers of dialysis services such as the national dialysis providers or managed care companies.  Rather, it is marketing its products and services to these providers and is working with them to make home hemodialysis a viable alternative to currently available treatment methods.

The Company’s primary competitors in supplying dialysis equipment, supplies and services are Baxter International Inc., Fresenius Medical Care AG and Gambro AB.  These companies and most of the Company’s other potential competitors have substantially greater financial, scientific and technical resources, research and development capabilities, marketing and manufacturing resources and experience than the Company, and greater experience in developing products, providing services and obtaining regulatory approvals.

The Company’s ability to successfully market its products and services could be adversely affected by pharmacological and technological advances in preventing the progression of ESRD in high-risk patients (such as those with diabetes and hypertension), technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants.  There can be no assurance that competitive pressure or pharmacological or technological advancements will not have a material adverse effect on the Company.

The Company believes that competition in the market for kidney dialysis equipment, supplies and services is based primarily on clinical outcomes, price, product performance, cost-effectiveness, reliability and technological innovation and that such competition in the home hemodialysis market will be based on such factors as well as on products being relatively easy to use, transport and maintain.  Certain kidney dialysis equipment manufacturers and service providers currently own and operate, or may in the future acquire, dialysis treatment facilities and other providers.  As a result, the Company’s ability to sell its products and services to such providers may be adversely affected.

Government Regulation

Food and Drug Administration

The PHD System is regulated as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act (the “FDC Act”).   Pursuant to the FDC Act, the FDA regulates the manufacture and distribution of medical devices in the United States.  Noncompliance with applicable requirements can result in, among other things, fines, injunctions and civil penalties; recall or seizure of products; total or partial suspension of production; denial or withdrawal of pre-market clearance or approval of devices; recommendations by the FDA that the Company not be allowed to enter into government contracts; and criminal prosecution.  The FDA also has authority to require repair, replacement or refund of the cost of any device illegally manufactured or distributed by the Company.

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

The PHD System is classified as a Class II device.  On March 30, 1999, the Company filed an Investigational Device Exemption (“IDE”) with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System.  The Company received full IDE approval in July 1999, and in September 1999 began the clinical trial of the PHD System.  Twenty-five patients participated in the trial at three centers.  The protocol for the study called for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the

PHD System and two months at home on the PHD System.  The clinical trial was completed in  November 2000, with 23 patients receiving dialysis on the PHD System.  Over  5,000 dialysis treatments have been performed by patients on the PHD System, including over  4,000 in the home.

On March 27, 2002, the Company announced that it received the FDA’s clearance to market the PHD System in the United States.  The FDA clearance had no restrictions and included authorization to use the product in the home.  The Company had been working toward satisfying the regulatory requirements of the FDA since submitting a 510(k) pre-market notification for clearance to market the PHD System in January 2001.  510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

The FDC Act requires that medical devices be manufactured in accordance with the FDA’s current QSRs.  These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.  They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping.  Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with QSR requirements.  If violations of the applicable regulations are noted during FDA inspections of the Company’s manufacturing facilities or the manufacturing facilities of its contract manufacturers, there may be a material adverse effect on the continued marketing of the Company’s products.

Even though the FDA has cleared the PHD System, the FDA may periodically inspect the manufacturing facilities and processes for compliance with QSRs.  In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSRs.

Foreign Government Regulation

On October 7, 2002, the Company announced the receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area.  The certification approved the PHD System for home use. Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

The Company plans to market the PHD System in several foreign markets, including Europe and Japan.  Requirements pertaining to the PHD System vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA.  The Company believes the extent and complexity of regulations of medical devices such as the PHD System is increasing worldwide.  The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained.  The ability to export into other countries may require compliance with EN46001 or ISO13485, which is analogous to compliance with the FDA’s QSR requirements.

Intellectual Property

As of March 1, 2003, the Company either owns or has exclusive rights to 46 U.S. patents and 24 foreign patents for technologies that are important to developing a safe, convenient, self-contained hemodialysis system.   The U.S. Patent and Trademark Office has also allowed claims on 10 additional patents.  The Company has filed a number of additional patent applications directed to a number of different features of the PHD System in the United States, and in several other countries that have significant hemodialysis markets.  The Company has also filed a Patent Cooperation Treaty (“PCT”) patent application that permits it to file patent applications in additional PCT-member countries for a limited period of time.  The Company expects to file additional patent applications in the United States directed to the PHD System as new technology is developed.

Twardowski License.  On April 1, 1993, the Company entered into a License Agreement (the “Twardowski License”) with Dr. Zbylut Twardowski, a member of the Company’s Scientific Advisory Board, granting to the Company a worldwide exclusive license which relates to the patent issued on August 9, 1994 entitled “Artificial Kidney for Frequent (Daily) Hemodialysis” which expires August 9, 2011 (the “Twardowski Patent”).  The Twardowski Patent relates to an artificial kidney intended to provide frequent (daily) home hemodialysis.  The Twardowski License has a duration for as long as the Twardowski Patent remains in effect.  The Twardowski License provides for royalties based on the revenue received by the Company from the sale or lease of the licensed product. The Twardowski License requires certain minimum semiannual royalty payments.  If the Company fails to make any such minimum royalty payment, Twardowski has the option to convert the Twardowski License to a non-exclusive license.  There can be no assurance that the Twardowski Patent will provide the Company significant exclusivity or benefit in its markets.  Furthermore, competitors may develop alternative technology that achieves the same advantages as the Twardowski Patent.

Boag License.  On April 1, 1993, the Company also entered into a License Agreement (the “Boag License”) with Cynthia P. Walters for the use of a patent entitled “Dialyzer Reuse System” issued on September 22, 1987, which expires September 22, 2004 (the “Boag Patent”).  The Boag License is exclusive, subject to the rights of Servall Corp. to market its HR3000 product, a device for facilitating reuse of consumables with conventional hemodialysis machines.  The Boag Patent relates to a dialysis reuse system for cleaning, sterilizing and testing a hemodialysis machine and its associated dialyzer and blood tubing set.  The Boag License has a duration for as long as the Boag Patent remains in effect.  The Boag License provides for royalties based on the revenue received by the Company from the sale or lease of the licensed product with a minimum semiannual royalty payment.  Commencing with the third semiannual period after the first licensed product is sold, if the Company pays no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to convert the Boag License to a non-exclusive license.  Also, commencing with the first semiannual period occurring five years after the first licensed product is sold, if the Company pays no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to terminate the Boag License.  In the event of infringement of the patent by third parties, the Company’s right to enforce the patent is subject to the licensor’s superior right to bring suit on its own and to recover all damages without accounting to the Company.  There can be no assurance that the Boag Patent will provide the Company significant exclusivity or benefit in its markets.  Furthermore, competitors may develop alternative technology that achieves the same advantages as the Boag Patent.

Allergan License.   On March 11, 1996, the Company entered into a License Agreement (the “Allergan License”) with Allergan, Inc. for the use of a U.S. patent entitled “Pressure Transducer Magnetically-Coupled Interface Complementing Minimal Diaphragm Movement During Operation” issued on February 28, 1995, and its foreign counterparts (the “Allergan Patent”).   The Company has exclusive worldwide rights to the patented technology, limited to the field of use of kidney dialysis machines and methods.  The Allergan License has a duration for as long as the Allergan Patent remains in effect and provides for royalty payments to Allergan based on manufacturing of the PHD System, which incorporates the patented technology.   Royalty payments are to be made quarterly, with minimum annual royalty payments beginning in 1998.  If the Company fails to pay the full minimum annual royalties, the License Agreement will terminate.  If the Company pays at least half of the minimum annual royalties but does not pay such royalties in full, the License Agreement shall be converted to a non-exclusive license.   There can be no assurance that the Allergan Patent will provide the Company significant exclusivity or benefits in its markets.   Furthermore, competitors may develop alternative technology that achieves the same advantages as the Allergan Patent.

There can be no assurance that any of the Company’s pending patent applications will be approved by the patent offices in the various countries in which they were filed.  In addition, there can be no assurance that the Company will develop additional proprietary products or processes that are patentable or that any patents that may be issued to or be licensed by the Company will provide the Company with competitive advantages.  There can be no assurance that the Company’s patent applications or patents that may be issued to or be licensed by the Company will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company’s technologies.  Furthermore, there can be no assurance that others will not or have not independently developed similar products, duplicated and designed any of the Company’s products or design around the patents that may be issued to or be licensed by the Company.  Any of the foregoing results could have a material adverse effect on the Company.

The commercial success of the Company will depend, in part, on its ability to avoid infringing patents issued to others.  The field of dialysis includes a significant number of patents that have been issued to third parties.  The Company may receive from third parties, including potential or actual competitors, notices claiming that it is infringing third party patents or other proprietary rights.  If it was determined that the Company was infringing any third-party patent, the Company could be required to pay substantial damages, alter its products or processes, obtain licenses or cease certain activities.  In addition, if patents are issued to others which contain claims that compete or conflict with the licensed patents or patent applications of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology.  If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all.  The Company’s failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company’s business, operating results and financial condition.

In addition to patent licenses and applications for patents, the Company possesses trade secrets, copyrights, proprietary know-how and unpatented technological advances.  The Company seeks to protect these assets, in part, by confidentiality agreements with its business partners, consultants and vendors and non-competition agreements with its officers and employees.  There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company’s trade secrets and proprietary know-how will not otherwise become known or be independently developed by others.

Employees

As of December 31, 2002, the Company had 80 full-time employees, 37 of whom were employed in research and development capacities, 12 employed in the technical and clinical services area and 11 in the Company’s sales and marketing groups.  The Company considers its employee relations to be good.

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

Lawrence D. Damron, Senior Vice President and Chief Financial Officer, joined the company in May 2002. Mr. Damron has over 20 years of experience in the healthcare sector. From June 1999 to December 2000, he served as the Chief Financial Officer for Everest Healthcare Services Corporation, a provider of dialysis and other blood treatment services. From July 1997 until June 1999, he was Senior Vice President, Finance and Treasurer at Evanston Northwestern Healthcare. Additional experience was with Baxter International since 1985 in a number of key management positions including Corporate Treasurer from 1992 until 1997. From 1980 until 1985, Mr. Damron was with American Hospital Supply in a variety of financial positions. Mr. Damron received his Bachelor of Arts degree in economics from the University of Cincinnati in 1968 and his Masters of Arts degree in international relations from the University of Southern California in 1973. He received his Masters of Business Administration from Harvard University in 1975 and is also a Certified Public Accountant. Mr. Damron was a Lieutenant in the U.S. Navy.

Thomas F. Scully, Senior Vice President of Manufacturing and Operations since January 2002.  Mr. Scully first joined the Company in January 1996 as Vice President of Operations.  From 1971 to 1995, Mr. Scully worked at Baxter International Inc. in various operational roles, including responsibilities as Vice President, Sales and Operations of the Renal Division.  In that role, Mr. Scully was involved principally in the design, development and management of the Renal Division’s home care operations network.

Product Liability Exposure

The Company’s business exposes it to potential product liability risks relating to the production, marketing and sale of dialysis products.  There can be no assurance that the Company will be able to avoid significant product liability exposure.  Upon commencement of the first human use of the PHD System in January 2000, the  Company initiated product liability insurance coverage, with a limit of $10 million.  There can be no assurance that such insurance coverage is sufficient, or that additional coverage will be available on acceptable terms, or at all, or that any insurance policy if obtained will provide adequate protection against potential claims.  Furthermore, the Company’s agreements with contract manufacturers require the Company to obtain product liability insurance, and the failure to obtain adequate insurance coverage could materially and adversely affect the Company’s ability to produce the PHD System.  A successful claim brought against the Company in excess of any insurance coverage maintained by the Company could have a material adverse effect upon the Company.  In addition, the Company has agreed to indemnify certain of its contract manufacturers against certain liabilities resulting from the sale of the PHD System.

Foreign Operations

In April 1996, the Company established Aksys Japan, K.K. (“AJKK”), a wholly-owned Japanese subsidiary.   AJKK had no employees as of December 31, 2002.   The Company has engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan.  The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as the Company progresses through the stages of clinical studies, regulatory approval and market launch.   All efforts and decisions are directed from the Company’s headquarters in Lincolnshire, Illinois.

On June 21, 1999, the Company entered into a co-development and license agreement (the “Agreement”) with Teijin Limited of Osaka, Japan. Under the terms of the Agreement, Teijin paid the Company a $7.0 million co-development fee relating to the PHD System.  Use of the proceeds from the co-development fee was restricted to development costs incurred on the PHD System and could not be used for other general corporate purposes.  Amounts paid under the co-development arrangement were recognized as revenue as development costs on the PHD System were incurred.  During the year ended December 31, 2000, the Company recognized revenue of $3.4 million related to co-development of the PHD System.  During 2000, the Agreement was amended.  The final revenue related to the co-development of the PHD System under the Agreement was recognized in 2000.  The remaining unspent co-development funds of approximately $660,000 under the Agreement were recorded in other liabilities at December 31, 2000 and were subsequently spent exclusively on development activities by Teijin’s research employees.

Teijin is a leading Japanese manufacturer of synthetic fibers, chemicals and plastics, with annual sales in excess of $5 billion, of which over $700 million is derived from pharmaceuticals and medical products.  Teijin pioneered and today is a leader in the home oxygen therapy business in Japan.

Risk Factors

Investing in the Company’s common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before investing.  If any of the following risks actually occur, the Company’s business, financial condition or results of operations would likely suffer.  In that case, the market price of the common stock could fall, and you may lose all or part of the money you paid to buy such common stock.  Also consider carefully the statements under the heading ‘‘Note on Forward-Looking Information’’ below.  You should be prepared to accept the occurrence of any and all of the risks associated with purchasing the securities, including a loss of all of your investment.

Risks Related to the Company’s Business

The Company has a history of operating losses and a significant accumulated deficit, and may not achieve or maintain profitability in the future.

The Company has not been profitable since its inception in January 1991.  As of December 31, 2002, the Company had an accumulated deficit of approximately $107 million.  The Company expects to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from its core business.  The Company may never realize significant revenues from its core business or be profitable.  Factors that will influence the timing and amount of the Company’s profitability include:

• market acceptance of the PHD System;

• the Company’s success in commercializing the PHD System, which will be difficult to achieve;

• the Company’s ability to effectively and efficiently manufacture, market and distribute the PHD System; and

• the Company’s ability to sell or lease the PHD System and related services at a price that covers per unit costs, which result may be difficult to achieve, in part because of the significant restrictions on the reimbursement of dialysis treatment by the Medicare program, as discussed below, and the high cost of manufacturing the PHD System.

The Company faces significant challenges in shifting from the development stage to the commercialization stage for the PHD System.  Its prospects must be considered in light of the risks, expenses and difficulties frequently encountered in such a transition, and there can be no assurance that the Company will have any significant revenues or that it will ever achieve profitable operations.

The cost to produce the PHD System and deliver related services and supplies currently exceeds the market price of the PHD System and related services and supplies.

The pricing of the PHD System and related services and supplies is constrained by limitations on governmental and third-party reimbursement programs. Although a team of engineering personnel is currently implementing plans to reduce costs through redesign of PHD subsystems and the Company is attempting to source alternative materials and suppliers, there can be no assurance that the Company will be successful in these efforts.

In addition, the cost of services and supplies for the PHD System currently exceeds the market price as a result of the need to have a local presence of field service and clinical service personnel in each geographical area that PHD Systems are sold.  Although the Company anticipates that as more PHD units are placed in these geographical areas the per unit cost of services and supplies will decrease, there can be no assurance that the Company will be successful in placing a sufficient number of PHD units in the field to achieve these per unit cost reductions.

The business will fail if the Company cannot successfully commercialize the PHD System; because it is only now commencing this commercialization process, the Company’s success cannot be predicted and is uncertain.  The Company’s success is dependent on many variables entirely outside of its control.

Acceptance of the PHD System in the marketplace by both potential users and purchasers (two separate groups with at times conflicting interests) is uncertain, and failure to achieve sufficient market acceptance will significantly limit the Company’s ability to generate revenue and become profitable.  The success of the PHD System is dependent on many variables, including its safety, effectiveness and cost effectiveness as an alternative dialysis modality.  The failure to conclusively demonstrate each of these factors could significantly hinder market acceptance of the PHD System, and the failure of the PHD System to achieve sustained commercial viability or market acceptance would have a material adverse effect on the Company and your investment.  Moreover, successful commercialization will depend upon, among other things, market acceptance of the efficacy of daily hemodialysis.  This will require substantial marketing efforts and the expenditure of significant funds by the Company to inform nephrologists, dialysis clinics, other healthcare providers and dialysis patients of the benefits of daily hemodialysis and thus the benefits of the PHD System.

In marketing the PHD System, the Company may encounter significant clinical and market resistance to:

• using the PHD System;

• home hemodialysis, which is currently employed by only a small percentage of patients suffering from end-stage renal disease; and

• daily hemodialysis, which to the Company’s knowledge has never been a widely accepted dialysis alternative.

There can be no assurance that the Company’s efforts will be successful or that the PHD System will ever achieve market acceptance.  In addition, the PHD System is a personal system, designed for use by a single patient, and requires several hours after a dialysis treatment to prepare itself for the next treatment session.  As such, it is very unlikely to be used in the prevailing method of outpatient hemodialysis, which generally involves treating patients three times per week for treatment sessions lasting between three and four hours.  In this prevailing method of hemodialysis, patients receiving treatment on a given day are treated in shifts, with patients on succeeding shifts using dialysis machines employed during prior shifts.

A number of other factors will affect the future success and sales of the PHD System.  These factors include:

• the amount of government and private reimbursement for dialysis treatment;

• whether the system will be safe or effective or that it will be cost-effective relative to other dialysis treatment alternatives;

• whether daily hemodialysis will be shown to be more clinically effective than alternative dialysis modalities;

• whether patients will be reluctant to administer and monitor the PHD System with limited or no supervision; and

• whether there are unexpected side effects, complications or other safety issues associated with daily hemodialysis (or the PHD System) that may adversely affect the market for the Company’s products and services.

The Company is entirely dependent on the PHD System, its sole product.

Since inception, the Company has devoted substantially all of its efforts to the development of the PHD System.  The Company expects to be entirely dependent for the foreseeable future on sales of, and services relating to, the PHD System for revenues.  This dependence on a single product creates significant risk for the Company and its stockholders.

Uncertainty and amount of third-party reimbursement could affect the Company’s profitability.

Although most private insurance policies cover a substantial portion of the cost of dialysis treatment in the United States, most patients receiving dialysis treatment in the United States are insured by Medicare or Medicaid.  Medicare and Medicaid provide reimbursement for dialysis treatment at set composite rates, which are typically lower than the reimbursement rates provided by private insurers.  Treatment with the PHD System is eligible for reimbursement by Medicare and Medicaid and most private insurance policies.  The reimbursement rates for outpatient hemodialysis (including the PHD System) by Medicare and Medicaid, however, are at set composite rates and have not increased significantly since 1983.  There can be no assurance that the current limitations or requirements on Medicare and Medicaid reimbursement for dialysis will not materially adversely affect the market for the PHD System, that health administration authorities outside of the United States will provide reimbursement at acceptable levels or at all or that any such reimbursement will be continued at rates sufficient to enable the Company to maintain prices at levels sufficient to realize profitability.

Competitors and technological advances could cause the Company to lose current and future business opportunities and materially harm the Company’s results of operations and ability to grow.

The dialysis industry is characterized by competition for financing, executive talent, intellectual property and product sales.  Most of the Company’s competitors have substantially greater financial, scientific and technical resources, research and development capabilities, manufacturing and marketing resources, technical and service networks and experience than the Company, and greater experience in developing products, providing services and obtaining regulatory approvals.  The Company’s competitors may succeed in developing products that are more effective and/or less costly than any that may be developed by the Company.  The Company also expects that the number of competitors and potential competitors will increase.  There can be no assurance that the Company will be able to compete successfully against any existing or potential competitors.

In order to compete effectively, the Company will need to, among other things, demonstrate the clinical and cost effectiveness of daily home hemodialysis using the PHD System.  The ability to successfully market the Company’s products and services could be adversely impacted by pharmacological and technological advances in preventing the progression of ESRD in patients (such as those with diabetes and hypertension), technological developments by others, development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically engineered animals as a source of transplants.

If the Company cannot develop adequate distribution, customer service and technical support networks, it may not be able to market and distribute the PHD System effectively.

The Company’s strategy involves contracting with dialysis providers to have the Company supply to dialysis patients the PHD System, dialysate and other consumables, patient training, customer service and maintenance and other technical service.  To provide these services, the Company will be required to develop networks of employees or independent contractors in each of the areas in which it intends to operate.  There can be no assurance that the Company will be able to organize these networks on a cost-effective basis, or at all.  The failure to establish these networks would have a material adverse effect on the Company.

The Company’s future sales could be adversely affected due to limited marketing experience.

The Company markets its products and services primarily through its own sales force, and has limited experience in sales, marketing and distribution.  There can be no assurance that it will be able to build an adequate marketing staff or sales force or that the cost of such will not be prohibitive, or that the Company’s direct sales and marketing efforts will be successful.

The Company is subject to extensive government regulation which can be costly, time consuming and subject it to unanticipated delays.

The PHD System is subject to stringent government regulation in the United States and other countries.  In the United States, the PHD System is regulated as a medical device by the FDA.  On March 27, 2002, the Company announced that it had received clearance from the FDA to market the PHD System in the United States.  The FDA clearance had no restrictions and included authorization to use the product in the home; however, FDA clearance under 510(k) is subject to continual review and later discovery of previously unknown problems may result in restrictions on product marketing or withdrawal of the product from the market.

In the European Economic Area, the PHD System is regulated as a medical device under the Medical Device Directive.  On October 7, 2002, the Company announced the receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive.  The certification approved the PHD System for home use.  Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

Additional government regulations may be established or imposed in the United States or the European Economic Area, or the interpretation or enforcement of such regulations may change, which could materially impact the continued commercialization of the PHD System and the regulatory clearances received for the PHD System.

In addition, various statutes and regulations also govern the testing, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion of the Company’s products, which present significant compliance burdens.  Failure to comply with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

The manufacture of the PHD System must also comply or ensure compliance with current Quality System Requirements (QSR) regulations promulgated by the United States Food and Drug Administration (FDA).  The Company may be required to expend time, resources and effort in product manufacturing and quality control to ensure compliance even if the PHD System is manufactured by an independent contractor.  If violations of the applicable regulations are noted during FDA inspections of manufacturing facilities, the continued marketing of the Company’s products may be materially adversely affected.

You should also be aware that proper regulatory approvals have not been completed in any jurisdictions other than the United States and the European Economic Area.  There can be no assurance or guarantee that any other such approvals will be obtained in a timely manner or at all.

The Company relies on independent contract manufacturers for the manufacture of the PHD System.  The Company’s inability to manufacture the PHD System, and its dependence on independent contractors, may delay or impair its ability to generate revenues, or adversely affect profitability.

To be successful, the PHD System must be manufactured in commercial quantities and at acceptable cost.  Production of this product, especially in commercial quantities, will create technical as well as financial challenges for the Company.  The Company may encounter unexpected delays or costs in the scale-up of manufacturing operations.  Further, no assurance can be given that manufacturing or quality control problems will not arise (and among other things increase costs) as the Company increases production of this product or as additional manufacturing capacity is required in the future.

The Company relies currently on a single contract manufacturer to manufacture each of the major components of the PHD System.  As with any independent contractors, such contractors are not employed or otherwise controlled by the Company and are generally free to conduct their business at their own discretion.  Although certain of the Company’s contract manufacturers have entered into contracts with the Company to manufacture components of the PHD System, such contracts can be terminated at any time under certain circumstances by the Company or the contractors and can be breached at any time.  Further, work stoppages and the slowing of production at a single independent contractor would have a material adverse effect on the Company.

There are also other risks inherent in using single sources of supply.  The Company has not made alternative arrangements for the manufacture of the major components of the PHD System and there can be no assurance that acceptable alternative arrangements could be made on a timely basis, or at all.  It is likely that a significant interruption in supply would result if the Company utilized or were required to utilize a different manufacturing contractor for any of the major components of the PHD System.  The loss of the services of any of contract manufacturers would have a material adverse effect on the Company.  In addition, no assurance can be given that the Company or its manufacturers will be able to obtain on a timely basis components or other supplies necessary to manufacture or use the PHD System.

The Company will need additional capital which, if not available, may alter the Company’s business plans or limit its ability to achieve growth and which, if raised, will dilute your ownership interest in the Company.

The Company’s capital requirements have been and will continue to be significant.  To date, the Company has been dependent primarily on the net proceeds of public and private sales of equity securities, aggregating approximately $125 million.  Other than the Company’s equity line of credit arrangement with Kingsbridge Capital Limited, it currently has no committed sources of, or other arrangements with respect to, additional financing.  There can be no assurance that the Company’s existing capital resources, including the equity line arrangement, together with future operating cash flows, will be sufficient to fund future operations.  The Company’s capital requirements will depend on many factors, including without limitation:

• manufacturing scale-up and associated costs;

• costs associated with establishing marketing, distribution, patient training and technical and patient support networks;

• continued progress in research and development; and

• the costs involved in protecting proprietary rights.

In the event that the Company’s plans change, its assumptions change or prove inaccurate or it is unable to obtain production financing on commercially reasonable terms, it could be required to seek additional financing sooner than currently anticipated and on less favorable terms than anticipated.  Any necessary additional equity financing may involve substantial dilution to then existing stockholders and debt financing could result in the imposition of significant financial and operational restrictions on the Company.

Generally, U.S. customers will lease or purchase PHD Systems and enter into contracts whereby the Company provides all products and services related to the PHD Systems for a single monthly price, which would include all consumables, service and product support.  If U.S. customers enter into lease agreements, the single monthly payment would increase to include the lease payment for the PHD System.

Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital.  This need for working capital is likely to increase to the extent that demand for the PHD System increases.  The Company would, therefore, have to rely on sources of capital beyond cash generated from operations to finance production of the PHD System even if it is successful in marketing products and services.  The Company currently intends to finance the working capital requirements associated with these arrangements through equipment and receivable financing with a commercial lender.  If it is unable to obtain such equipment financing, or to obtain it on commercially reasonable terms, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives.

The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that it will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

The Company may not be able to protect its intellectual property rights and, as a result, could lose competitive advantages that could adversely affect operating results.

The Company’s success depends, in part, on its ability and the ability of its licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others.  The Company currently owns or has rights to 46 U.S. patents and 24 foreign patents.  There can be no assurance, however, that:

• the Company will be able to obtain additional licenses to patents of others or that it will be able to develop additional patentable technology of its own;

• any patents issued to the Company will provide it with competitive advantages or that the patents or proprietary rights of others will not have an adverse effect on its ability to do business;

• others will not independently develop similar products;

• others will not design around or infringe such patents or proprietary rights owned by or licensed to the Company; and

• any patent obtained or licensed by the Company will be held to be valid and enforceable if challenged by another party.

The Company is aware that numerous patents have been issued relating to methods of dialysis.  Although the Company endeavors to protect its patent rights from infringement, it is possible that by virtue of the numerous patents that have been, or potentially will be, issued relating to hemodialysis methods, the Company may not be aware, or become aware, of patents issued to its competitors or others that conflict with its own or those of its licensors.  Such conflicts could result in a rejection of important patent applications or the invalidation of important patents, which could have a material adverse effect on the Company’s competitive position.  In the event of such conflicts, or in the event the Company believes that competitive products infringe patents to which it holds rights, it may pursue patent infringement litigation or interference proceedings against, or may be required to defend against such litigation or proceedings involving, holders of such conflicting patents or competing products.  Such litigation or proceedings may materially adversely affect the Company’s competitive position, and there can be no assurance that it will be successful in any such litigation or proceeding.  Litigation and other proceedings relating to patent matters, whether initiated by the Company or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, managerial and other resources.  An adverse outcome could subject the Company to significant liabilities to third parties or require it to cease any related development or commercialization activities.  In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, the Company may be required to obtain licenses under patents or other proprietary rights of others.  No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all.  If the Company does not obtain such licenses, it could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

The Company relies on proprietary know-how and confidential information and employs various methods, such as entering into confidentiality and noncompete agreements with its current employees and with certain third parties to whom it has divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies.  Such methods may not afford significant protection to the Company, and there can be no assurance that it will be able to protect adequately trade secrets or that other companies will not acquire information that the Company considers proprietary.

If the Company becomes subject to product liability claims, they may reduce demand for the PHD System or result in damages that exceed its insurance limitation.

The Company’s business exposes it to potential product liability risks that are inherent in the production, marketing and sale of dialysis products.  There can be no assurance that the Company will be able to avoid significant product liability exposure.  The Company currently maintains product liability insurance with a coverage limit of $10 million.  There can be no assurance that the insurance policy will provide adequate protection against potential claims. Furthermore, the Company’s agreements with contract manufacturers require it to maintain product liability insurance, and the failure to obtain such insurance could materially and adversely affect the Company’s ability to produce the PHD System.  A successful claim brought against the Company in excess of any insurance coverage could have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, the Company has agreed to indemnify certain of its contract manufacturers against certain liabilities resulting from the use of the PHD System.

The Company’s business is likely to be hurt if it is unable to keep its senior executive officers and key scientific personnel.

The Company is dependent upon the services of its senior executives, such as William C. Dow, its President and Chief Executive Officer, and key scientific personnel.  The Company does not maintain key-man life insurance on senior executives.  In addition, it does not have employment agreements, other than certain severance, confidentiality and non-competition agreements, with any of its personnel.  The loss of the services of Mr. Dow or any other senior executive or key employee could have a material adverse impact on the Company.  Also, the Company’s ability to transition from development stage to commercial operations will depend upon, among other things, the successful recruiting and retention of highly skilled managerial and marketing personnel with experience in business activities such as those contemplated by the Company.  Competition for the type of highly skilled individuals sought by the Company is intense.  There can be no assurance that the Company will be able to retain existing employees or that it will be able to find, attract and retain skilled personnel on acceptable terms.

Risks Related to the Company’s Stock

The Company’s stock price is highly volatile, and you may not be able to resell your shares at or above the price you initially paid for the shares.

Since its initial public offering on May 16, 1996, the Company’s common stock has traded between $3.50 and $23.50 and has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding.

Factors that may have a significant impact on the market price or the liquidity of the common stock include:

• reports by official or unofficial health or medical authorities, the general media or the FDA regarding the potential benefits or detriments of the PHD System or of similar products distributed by other companies, or of daily or home dialysis;

• announcements of technological innovations or new products by the Company or its competitors;

• events or announcements relating to the Company’s relationships with others, including third party manufacturers;

• developments or disputes concerning patents or proprietary rights;

• regulatory developments in the United States and foreign countries;

• economic and other factors, as well as period-to-period fluctuations in the Company’s financial results; and

• market conditions for the dialysis industry generally.

External factors may also adversely affect the market price for the common stock.  The common stock currently trades on The Nasdaq National Market System.  The price and liquidity of the common stock may be significantly affected by the overall trading activity and market factors on The Nasdaq National Market System.

Future sales of substantial amounts of common stock in the public market and the existence of a substantial number of authorized but unissued shares of common stock could adversely affect market prices of the common stock, and also could impair the Company’s ability to raise additional capital through the sale of equity securities.

The Company may issue additional shares of common stock and dilute your ownership percentage.

Certain events over which you have no control could result in the issuance of additional shares of common stock, which would dilute your ownership percentage in the Company.  As of March 27, 2003, there were 26,324,480 shares of common stock issued and outstanding and there were 2,120,843 shares of common stock reserved for issuance under equity incentive and stock purchase plans.  In addition, as of March 27, 2003, there were outstanding options, warrants and other rights to acquire up to approximately 2,363,124 shares of common stock. There are also 3,500,000 shares of common stock which are reserved for issuance under the equity line arrangement with Kingsbridge Capital Limited.  The Company may also issue additional shares of common stock or preferred stock:

• to raise additional funds for working capital, commercialization, production and marketing activities;

• upon the exercise or conversion of outstanding options and warrants; and

• in lieu of cash payment of dividends.

The issuance or even potential issuance of shares under the equity line arrangement with Kingsbridge, in connection with other additional financings, and upon exercise of warrants, options or other rights may have a negative effect on the market price of the common stock.  In addition, if the Company elects to draw down the equity line, it will issue shares to Kingsbridge at a discount to the daily volume weighted average prices of the common stock during a specified period of trading days after initiation of each respective draw down.  This will further dilute the interests of other stockholders.

If the Company draws down the equity line when the share price is decreasing, it will need to issue more shares than otherwise required.  Such issuance will have a dilutive effect and may further decrease the stock price.

To the extent that Kingsbridge sells shares of common stock issued under the equity line to third parties, the stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Kingsbridge may cause holders of the Company’s common stock to sell their shares, or it may encourage short sales.  This could contribute to a decline in the stock price.

The Company’s charter documents, rights agreement and Section 203 of the DGCL could make it more difficult for a third party to acquire the Company.

The Company’s Restated Certificate of Incorporation (‘‘Charter’’) and Amended and Restated Bylaws (‘‘Bylaws’’) contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of its board of directors, and which may have the effect of delaying, deferring or preventing a future takeover or change in control of the Company unless the takeover or change of control is approved by the Company’s board of directors.  Such provisions may also render the removal of the current board of directors and of management more difficult.  These provisions provide for, among other things:

• a classified board of directors;

• a ‘‘fair price’’ provision, which requires that the Company’s stockholders receive equivalent consideration at both stages of a two-step acquisition (such as a tender offer followed by a merger);

• a prohibition on stockholder action through written consents;

• a requirement that special meetings of stockholders be called only by the board of directors or the chief executive officer;

• advance notice requirements for stockholder proposals and nominations;

• limitations on the ability of stockholders to amend, alter or repeal the Charter or Bylaws; and

• the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

Each outstanding share of the Company’s common stock includes one preferred stock purchase right (individually a ‘‘Right’’ and collectively the ‘‘Rights’’) as provided under the Rights Agreement between the Company and First Chicago Trust Company of New York.  Each Right entitles the holder, until the earlier of October 28, 2006 or the redemption of the Rights, to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $1.00 per share (the ‘‘Series A Preferred Stock’’), at a price of $85.00 per one one-thousandth of a share (as may be adjusted to reflect stock splits, stock dividends or certain other dilutive events since the issuance of the Rights).  The Series A Preferred Stock is nonredeemable and will have 1,000 votes per share (subject to adjustment).  The Company has reserved 50,000 shares of Series A Preferred Stock for issuance upon exercise of such Rights.  In the event that any person becomes the beneficial owner of 15% or more of the Company’s common stock, the Rights (other than Rights held by the acquiring stockholder) would become exercisable for a number of shares of common stock having a market value of two times the exercise price of the Right.  Furthermore, if after any person becomes the beneficial owner 15% or more of common stock, the Company is acquired in a merger or other business combination or 50% or more of the Company’s assets or earnings power were sold, each Right (other than Rights held by the acquiring person) would become exercisable for that number of shares of common stock (or securities of the surviving company in a business combination) having a market value of two times the exercise price of the Right. The Rights Agreement contains an exception for inadvertent acquisitions of more than 15% of the Company's common stock, so long as the holder reduces its ownership below the 15% threshold as soon as practicable (as determined by the Company's board of directors).

The Rights have certain anti-takeover effects.  The Rights may cause substantial dilution to a person that attempts to acquire the Company on terms not approved by the board of directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired.  The Rights should not interfere with any merger or other business combination approved by the board of directors prior to the time a person has acquired beneficial ownership of 15% or more of the common stock, because until such time the Rights may generally be redeemed by the Company at one cent per Right.

The Company is subject to the ‘‘business combination’’ statute of the General Corporation Law of the State of Delaware (the ‘‘DGCL’’).  In general, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a ‘‘business combination’’ with an ‘‘interested stockholder,’’ for a period of three years after the date of the transaction in which a person became an ‘‘interested stockholder,’’ unless:

• prior to such date the board of directors of the corporation approved either the ‘‘business combination’’ or the transaction which resulted in the stockholder becoming an ‘‘interested stockholder,’’

• upon consummation of the transaction which resulted in the stockholder becoming an ‘‘interested stockholder,’’ the ‘‘interested stockholder’’ owns at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned

(1) by persons who are directors and also officers and (2) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or

• on or subsequent to such date the ‘‘business combination’’ is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the ‘‘interested stockholder.’’

A ‘‘business combination’’ includes mergers, stock or asset sales and other transactions resulting in a financial benefit to the ‘‘interested stockholders.’’  An ‘‘interested stockholder’’ is a person who, together with affiliates and associates, owns (or within three years, did own) 15% or more of the voting stock of the subject corporation.  Although Section 203 permits the Company to elect not to be governed by its provisions, the Company has not made this election.  As a result of the application of Section 203, potential acquirors of the Company may be discouraged from attempting to effect an acquisition transaction with the Company, thereby possibly depriving holders of the Company’s securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

The foregoing summaries do not purport to be complete and are subject to, and are qualified in their entirety by reference to, the Charter, the Bylaws and the Rights Agreement.  A copy of each of these documents is filed as an exhibit to this report.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  You may read and copy any document the Company files at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549.  Please call the SEC at

1-800-SEC-0330 for information on the public reference room.  The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC.

The Company makes available free of charge, through a direct link from its web site (www.aksys.com) to the Company's filings on the SEC’s website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 2.  Properties.

The Company leases approximately 41,500 square feet of office space in Lincolnshire, Illinois to conduct its research, development, marketing and administrative functions.  The Company believes that its present facilities are adequate for its operations.  At present, all manufacturing has been contracted out to third party subcontractors.

Item 3.  Legal Proceedings.

The Company is not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted for a vote of the Company’s stockholders during the fourth quarter ended December 31, 2002.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters.

The Company’s Common Stock trades on the Nasdaq National Market under the symbol AKSY.  The following table lists the quarterly high and low prices of the Common Stock for the period from January 1, 2001 through December 31, 2002.

Fiscal Year	Fiscal Quarter	High	Low
2002	1st	$8.990	$3.650
	2nd	10.400	4.560
	3rd	8.000	5.000
	4th	6.230	3.520

2001	1st	$16.875	$4.750
	2nd	12.000	3.625
	3rd	10.670	3.000
	4th	8.500	3.950

There were 242 stockholders of record of the Company’s Common Stock as of March 21, 2003.  In addition, the Company estimates that there were approximately 8,000 beneficial stockholders at March 21, 2003, who held shares in “street name.”  The Company has not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of the Company’s business.

Item 6.  Selected Financial Data.

The selected balance sheet data as of December 31, 2002 and 2001 and statements of operations data for each of the years in the three-year period ended December 31, 2002, set forth below have been derived from the audited financial statements of the Company included as Exhibit 13 to this Annual Report on Form 10-K.  The selected balance sheet data as of December 31, 2000, 1999 and 1998 and statements of operations data for each of the years in the two-year period ended December 31,1999, set forth below have been derived from the audited financial statements of the Company that have not been included in this Annual Report on Form 10-K.  The historical financial data for the Company is not necessarily indicative of future results and should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
Product	$276,680	$—	$—	$—	$—
Service and supplies	21,986	—	—	—	—
Joint development income	—	—	3,434,809	9,609,313	1,000,000
Total Revenue	298,666	—	3,434,809	9,609,313	1,000,000

Cost of Sales:
Product	1,685,562	—	—	—	—
Service and supplies	577,478	—	—	—	—
Total Cost of Sales:	2,263,040	—	—	—	—

Operating costs and expenses:
Research and development	5,792,446	10,882,796	14,541,873	15,909,993	15,342,533
Sales and marketing	2,543,324	1,753,499	1,025,315	1,737,069	1,185,254
General and administrative	5,699,356	5,121,223	4,738,737	4,258,162	3,304,747
Total operating expenses	14,035,126	17,757,518	20,305,925	21,905,224	19,832,534

Operating loss	(15,999,500)	(17,757,518)	(16,871,116)	(12,295,911)	(18,832,534)
Other income, net	294,956	515,892	1,159,961	997,642	1,677,807

Net loss	$(15,704,544)	$(17,241,626)	$(15,711,155)	$(11,298,269)	$(17,154,727)

Net loss per share(1)	$(0.65)	$(0.94)	$(0.93)	$(0.76)	$(1.17)

Weighted average shares outstanding(1)	24,301,029	18,418,410	16,934,532	14,885,449	14,653,953

	December 31
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,509,757	$11,249,935	$19,121,697	$14,841,488	$20,260,268
Working capital	11,872,340	10,548,397	16,636,100	9,191,004	18,009,636
Total assets	16,509,492	14,454,503	22,188,020	18,811,434	25,941,835
Long-term liabilities(2)	147,644	159,061	158,444	146,345	123,041
Accumulated deficit	(106,646,522)	(90,941,978)	(73,700,352)	(57,989,197)	(46,690,928)
Total stockholders’ equity	13,647,629	12,603,629	19,349,018	12,623,381	23,301,944

(1)           Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

(2)           Consists primarily of deferred rent under operating lease for facilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from ESRD. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. During the quarter ended September 30, 2002, the Company commenced commercial activities and is no longer considered to be in the development stage. The Company expects to incur additional losses in the foreseeable future.

On March 27, 2002, the Company announced that it received Food and Drug Administration (“FDA”) clearance to market the PHD System in the United States.  The FDA clearance had no restrictions and included authorization to use the product in the home.  510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

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

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and its related interpretations.  Revenue is recognized when the following conditoins exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and accepted or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.

The Company recognizes revenue from product sales at the time of delivery and acceptance by the customer of the PHD System.  Service and supplies revenue is recognized when services are rendered and supplies are delivered.  The Company also leases the PHD System to customers on a short-term basis (12 months or less) and recognizes revenue on these contracts on a straight-line basis over the lease term.  The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

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

Net deferred tax assets valuation

The Company records its net deferred tax assets in the amount that it expects to realize based on projected future taxable income.  In assessing the appropriateness of its valuation, assumptions and estimates are required such as the Company’s ability to generate future taxable income.  In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Given the Company's historical losses and uncertainty with respect to the Company's ability to generate taxable income, management has established a valuation allowance of $48,603,000 at December 31, 2002 and $43,477,000 at December 31, 2001 to reduce the net deferred tax assets to zero.

Contractual Obligations

The following table reflects a summary of the Company’s contractual cash obligations as of December 31, 2002:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years

Operating Leases	$1,601,070	$419,980	$1,181,090	$-0-

Royalties	$1,468,750	$215,000	$753,750	$500,000

Purchase Obligations	$3,750,000	$3,750,000	$-0-	$-0-

Total Contractual Cash Obligations	$6,819,820	$4,384,980	$1,934,840	$500,000

Note on Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and in future filings made by the Company with the Securities and Exchange Commission and in the Company’s written and oral statements made by or with the approval of an officer of the Company constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,” “expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions, identify forward-looking statements made by or on behalf of the Company.  These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit the Company to be profitable; (iii) market, regulatory reimbursement and competitive conditions; (iv) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis, (v) the Company’s  ability to obtain sufficient capital on acceptable terms to run its business; (vi) risks inherent in relying on a third party to manufacture the PHD System; and (vii) changes in QSR requirements.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net loss for the year ended December 31, 2002 was $15.7 million ($0.65 per share), compared with $17.2 million ($0.94 per share), for the year ended December 31, 2001.  The factors contributing to the decrease in net loss are explained below.

Revenue.  For the year ended December 31, 2002, revenue was $0.3 million compared to no revenue for the year ended December 31, 2001.  Product revenue of $277,000 resulted primarily from the sale of seven PHD Systems.  Service and supplies revenue totaled $22,000 for fiscal 2002.

The product sales recorded in fiscal 2002 were for PHD Systems sold in the United States.  The sales recorded were made pursuant to an agreement between the Company and a third party leasing provider (4 units) and through direct sales to two customers (3 units).

The Company is not dependent upon reimbursement from insurance providers as a source of revenue.  Rather, the Company generates revenue from dialysis centers, which provide dialysis services through the use of the PHD System.  The dialysis center is reimbursed on a per treatment basis by the insurance provider.  Accordingly, reimbursement rates may influence customers’ demand for the Company’s product and the Company’s pricing of the PHD System and related supplies and service.

Service and supplies sold during fiscal 2002 specifically relate to the PHD Systems placed during the year.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount.  Supplies, such as blood tubing sets, dialyzers and acid/bicarb solutions, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs and is provided by the Company’s service technicians on a 24 hour, 7 day a week basis.

Cost of sales.  Total cost of sales for fiscal 2002 was $2.3 million compared to no cost of sales in fiscal 2001.  Product cost of sales for 2002 were $1.7 million and service and supplies costs were $0.6 million.  Included in product cost of sales is an inventory adjustment in the amount of $1.3 million, in order to value the PHD machines in inventory at the lower of cost or market.

The cost of producing the PHD System is currently in excess of its market price and the Company cannot predict how long such deficit will continue or whether the Company will be able to eliminate such deficit.  The Company expects that it will have to rely primarily on reductions in the production cost of the PHD System in order to realize a positive gross margin on sales.  The Company is implementing plans and continues to work diligently to achieve cost reductions on the PHD System.  These efforts include, among others, the redesign of PHD subsystems and sourcing alternative materials and supplies.  However, no assurance can be given that such cost reduction plans or efforts will be successful, or that the Company will be able to achieve a positive gross margin on sales of the PHD System in the future.

Service and supplies costs for the year ended December 31, 2002 were $0.6 million compared to no service and supplies costs for the year ended December 31, 2001.  The majority of these costs are for field service personnel to install and service the PHD machines and for clinical support staff necessary to train the customers’ nursing staff during the early phases of the product launch.  The cost of services and supplies is currently in excess of their market price as local presence of field service and clinical service personnel is required in each geographical area that PHD Systems are sold.  The Company expects that as more PHD units are placed in those geographical areas, the per unit cost of services and supplies will decrease.

Research and development expenses.   For the year ended December 31, 2002, research and development expenses decreased to $5.8 million from $10.9 million for the year ended December 31, 2001. The decrease of $5.1 million in 2002 was attributable to reduced research and development activities due to the Company receiving FDA approval for its product in March 2002 and the Company’s related shift in focus from product development to commercialization and sales activities.

Sales and marketing expenses.   During 2002, sales and marketing expenses increased $0.7 million, from $1.8 million in 2001 to $2.5 million in 2002.  The increase is attributable to personnel additions in 2002 and costs associated with the scale up of the sales and marketing efforts surrounding the early stages of commercialization of the PHD System.

General and administrative expenses.   For the year ended December 31, 2002, general and administrative expenses increased $0.6 million to $5.7 million.  The increase is primarily a result of personnel additions necessary to support the commercialization efforts.

Interest income.  For the year ended December 31, 2002, interest income was $0.3 million, compared with $0.5 million for the year ended December 31, 2001, a decrease of $0.2 million. The decrease is primarily attributable to lower interest rates on investments and the Company’s use of cash and cash equivalents to fund operations during 2002.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net loss for the year ended December 31, 2001 was $17.2 million ($0.94 per share), compared with $15.7 million ($0.93 per share), for the year ended December 31, 2000.  During the fiscal year 2000, the Company recognized revenue of $3.4 million related to co-development of the PHD System with Teijin Limited of Osaka, Japan.  There was no such related joint development income in the fiscal year 2001.

Joint development income.  On June 21, 1999, the Company entered into a co-development and license agreement (the “Agreement”) with Teijin. Under the terms of the Agreement, Teijin paid the Company a $7.0 million co-development fee relating to the PHD System.  Use of the proceeds from the co-development fee was restricted to development costs incurred on the PHD System and could not be used for other general corporate purposes.  Amounts paid under the co-development arrangement were recognized as revenue as development costs on the PHD System were incurred.  During the year ended December 31, 2000, the Company recognized revenue of $3.4 million related to co-development of the PHD System.  During 2000, the Agreement was amended. The final revenue related to the co-development of the PHD System under the Agreement was recognized in 2000 (and there was no joint development income in fiscal 2001).  The remaining unspent amount was recorded as an amount due to Teijin of approximately $660,000 at December 31, 2000 (included in other liabilities) and was subsequently spent exclusively on development activities by Teijin’s research employees.

Research and development expenses.   For the year ended December 31, 2001, research and development expenses decreased to $10.9 million from $14.5 million for the year ended December 31, 2000. The decrease of $3.6 million in 2001 was attributable to labor costs decreasing by approximately $1.1 million and the completion of many activities associated with the development of the PHD System during 2000.

Sales and marketing expenses.   During 2001, sales and marketing expenses increased $0.8 million, from $1.0 million in 2000 to $1.8 million in 2001.  The increase is primarily attributable to an increase in personnel in 2001 related to planning for commercialization of the PHD System.

General and administrative expenses.   For the year ended December 31, 2001, general and administrative expenses increased $0.4 million to $5.1 million.  The increase is primarily a result of additions to the senior management team during the middle of 2000 and a staff addition in the beginning of 2001.

Interest income.  For the year ended December 31, 2001, interest income was $0.5 million, compared with $1.2 million for the year ended December 31, 2000, a decrease of $0.7 million. The decrease is primarily attributable to lower interest rates on investments and the Company’s use of cash and cash equivalents to fund operations during 2001.

Liquidity and Capital Resources

Cash Flows

The Company has financed its operations to date primarily through public and private sales of its equity securities.  At December 31, 2002, the Company had cash and cash equivalents of $1.0 million, short-term investments of $10.6 million, working capital of $11.9 million and restricted long-term investments of $0.6 million.  The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

Net cash used in operating activities was $16.2 million in fiscal 2002 compared to $18.3 million in fiscal 2001 and $17.5 million in fiscal 2000.  The decrease in 2002 compared to 2001 is primarily due to reduced research and development costs, as the Company shifts its focus from product development to commercialization and sales activities.  The increase in inventory of $2.7 million in 2002 compared to 2001 is attributable to the production of commercial PHD machines during the last three-quarters of 2002 and was partially offset by reduced deposits with vendors and high accounts payable balances in 2002.

Net cash used in investing activities was $9.8 million in fiscal 2002 compared to $1.1 million in fiscal 2001.  The increase in cash used in investing activities primarily related to the purchase of investments.  Net cash provided by investing activities was $10.4 million in fiscal 2000 primarily relating to maturing investments.

Net cash provided by financing activities was $16.7 million, $10.5 million and $22.0 million in fiscal years 2002, 2001 and 2000, respectively.  Cash provided from financing activities resulted from the issuance of common stock in connection with private placement transactions (see Note 5 to the consolidated financial statements for a discussion of the specific private placement transactions).

Recent Financing Activities

On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited (“Kingsbridge”).  This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002.  Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company may sell common stock at its sole discretion over a 24-month period on a “when and if needed” basis, and Kingsbridge is required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement.  The Company has no obligation to draw down all or any portion of the commitment.  As partial consideration for entering into the equity line arrangement, the Company issued warrants to Kingsbridge to purchase 200,000 shares of the Company’s common stock at an exercise price of $5.75 per share.  These warrants had a fair value of  $881,000 using the Black Scholes pricing model.

The Company has filed a registration statement with the SEC covering the equity line arrangement that was declared effective by the SEC on February 14, 2003.  Through March 27, 2003, the Company issued 778,474 shares of common stock to Kingsbridge under the equity line arrangement and received $4.5 million.

On October 15, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”).  The registration statement, which has not yet become effective, will cover up to $60 million of various types of securities from time to time.

Financing Needs

The Company estimates that during fiscal 2003 it will spend between $20 and $24 million for operations, including U.S. commercialization activities of the PHD System. The Company expects to incur increasingly substantial cash outlays related to manufacturing scale-up and commercialization of the PHD System. The Company believes that cash and short-term investments as of December 31, 2002 coupled with the $15 million equity line of credit arrangement with Kingsbridge are sufficient to finance the Company’s commercial and operating plans through December 31, 2003.

The Company plans to raise additional capital to fund operations through public and/or private equity or debt financings in fiscal 2003 and subsequent years.  The additional capital required for commercialization may not be available on terms agreeable to the Company or may not be available at all.

Generally, the Company expects U.S. customers to lease or purchase PHD Systems and enter into contracts whereby the Company will provide all consumables, service and product support related to the PHD Systems for a single monthly price. If the U.S. customers enter into lease agreements, the single monthly payment would increase to include the lease payment for the PHD System. The Company’s present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and services.

Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital.  This need for working capital will increase to the extent that demand for the PHD System increases.  In addition to any debt or equity financing transactions, the Company may seek to finance the working capital requirements associated with these arrangements primarily through equipment and receivable financing with a commercial lender.  If the Company is unable to obtain such equipment financing, or to obtain it on commercially reasonable terms, it would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve its business objectives.  The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing or alternative financing on acceptable terms or at all.

The Company’s funding needs will depend on many factors, including the timing and costs associated with continued progress in research and development, manufacturing scale-up, increased sales and marketing activities, the cost involved in filing and enforcing patent claims and the status of competitive products.  In the event that the Company’s plans change, its assumptions change or prove inaccurate or it is unable to obtain financing on commercially reasonable terms, the Company could be required to seek additional financing sooner than currently anticipated.

The Company has not generated taxable income to date.  At December 31, 2002, the net operating losses available to offset future taxable income were approximately $111.8 million.  Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Balance Sheets as of December 31, 2002 and 2001, and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended December 31, 2002, 2001 and 2000, the Notes to the Consolidated Financial Statements and the Independent Auditors’ Report set forth on pages 10 through 24 the 2002 Annual Report to Stockholders of the Company are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to the Directors of the Company is set forth in the Proxy Statement under the heading “Election of Directors,” which information is incorporated herein by reference.  Information regarding the executive officers is set forth above in Part I under “Business – Executive Officers .”  Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information with respect to executive compensation is set forth in the Proxy Statement under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, including its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were functioning properly as of the evaluation date.

(b) Changes in internal controls.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)       Financial Statements:

1.        Financial Statements.

The Consolidated Balance Sheets as of December 31, 2002 and 2001, and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended December 31, 2002, 2001 and 2000, the Notes to the Consolidated Financial Statements and the Independent Auditors’ Report set forth on pages 10 through 24 the 2002 Annual Report to Stockholders of the Company are incorporated herein by reference.

2.        Financial Statement Schedules.

None.

(b)       Reports on Form 8-K.

On February 14, 2003, the Company filed a current report on Form 8-K including in Item 5 a copy of its earnings release dated February 12, 2003, relating to fourth quarter and fiscal 2002 results.

(c )      Exhibits.

See “Exhibits Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2003.

AKSYS, LTD.

By	/s/ William C. Dow
William C. Dow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 28th day of March, 2003.

Signature	Capacity

/s/ William C. Dow	President, Chief Executive Officer and Director
William C. Dow	(Principal Executive Officer)

/s/ Lawrence D. Damron	Senior Vice President and Chief Financial Officer
Lawrence D. Damron

/s/ Richard B. Egen	Chairman of the Board of Directors
Richard B. Egen

/s/ W. Dekle Rountree, Jr.	Director
W. Dekle Rountree, Jr.

/s/ Bernard R. Tresnowski	Director
Bernard R. Tresnowski

/s/ Alan R. Meyer	Director
Alan R. Meyer

CERTIFICATION

Certification of Principal Executive Officer

I, William C. Dow, Chief Executive Officer and President, certify that:

1.	I have reviewed this annual report on Form 10-K of Aksys, Ltd.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
	By:	/s/ William C. Dow

William C. Dow
Chief Executive Officer and President

CERTIFICATION

Certification of Principal Financial Officer

I, Lawrence D. Damron, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Aksys, Ltd.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
	By:	/s/ Lawrence D. Damron

Lawrence D. Damron
Senior Vice President and
Chief Financial Officer

AKSYS, LTD.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Aksys, Ltd. (1)
3.2	Amended and Restated By-Laws of Aksys, Ltd. (1)
4.1	Form of certificate representing shares of Common Stock, $.01 par value per share (1)
4.2	Registration Agreement, dated as of April 2, 1993, among the Company and certain stockholders of the Company (1)
4.3	Amendment No. 1 to Registration Agreement, dated as of September 22, 1995, among the Company and certain stockholders of the Company (1)
4.4	Registration Rights Agreement, dated as of April 7, 2000, by and among the Company and the investors named therein (2)
4.5	Registration Rights Agreement, dated as of August 14, 2000, by and among the Company and the investors named therein (3)
4.6	Registration Rights Agreement, dated as of December 19, 2001, by and among the Company and the investors named therein (4)
4.7	Registration Rights Agreement, dated as of December 19, 2001, by and among the Company and U.S. Bancorp Piper Jaffray (4)
4.8	Amended and Restated Registration Rights Agreement, dated as of January 22, 2003, between the Company and Kinsgbridge Capital Limited (10)
10.1	Aksys, Ltd. 1993 Stock Option Plan (1)
10.2	Manufacturing Agreement, dated as of January 23, 1996, between the Company and Texas Medical Products, Inc. (1)
10.3	License Agreement, dated as of April 1, 1993, between the Company and Zbylut J. Twardowski (1)
10.4	License Agreement, dated as of April 1, 1993, between the Company and Cynthia P. Walters (1)
10.5	Form of Indemnification Agreement(1)
10.6	License Agreement, dated as of March 11, 1996, between the Company and Allergan, Inc. (1)
10.7	Lease for Property at Two Marriott Drive (5)
10.8	Severance, Confidentiality and Post-Employment Restrictions Agreement, dated as of October 4, 1999 Between the Company and William C. Dow (6)
10.9	Manufacturing Agreement, dated as of February 28, 2003, Between the Company and Peak Industries, Inc. (9)
10.10	Aksys, Ltd. 1996 Stock Awards Plan, as amended (8)
10.11	Aksys, Ltd. 2001 Employee Stock Purchase Plan (8)
10.12	Amended and Restated Common Stock Purchase Agreement, dated as of January 22, 2003, between the Company and Kingsbridge Capital Limited (10)
10.13	Warrant, dated as of October 15, 2002, issued to Kingsbridge Capital Limited(11)
10.14	Codevelopment and Licensing Agreement, dated as of June 21,

1999, between the Company and Teijin Limited(10)
10.15	Stock Purchase Agreement, dated as of January 7, 1998, between the Company and Teijin Limited(10)
10.16	Development and Licensing Agreement, dated as of November 21, 2000, between the Company and Teijin Limited(10)
13	Annual Report to Stockholders. Except as specifically incorporated herein by reference, this document shall not be deemed “filed” as part of this Annual Report on Form 10-K (9)
21	Subsidiaries of the Company (1)
23	Consent of KPMG LLP (9)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

(1)           Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-2492).

(2)           Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 19, 2000.

(3)           Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 21, 2000.

(4)           Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 21, 2001.

(5)           Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(6)           Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(7)           Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)           Incorporated by reference to the Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders.

(9)           Filed herewith.

(10)         Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 102651).

(11)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2002.