Form 10-Q
period 2003-03-31
AKSYS LTD
filed 2003-05-14
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Registrant’s telephone number: 847-229-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒    NO  ☐

The number of shares of Common Stock, $.01 Par Value, outstanding as of May 9, 2003 was 27,525,581.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

AKSYS, LTD. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$4,867,986	$953,779
Short-term investments	4,712,556	10,555,978
Accounts receivable	93,227	126,811
Other receivables	119,554	130,129
Inventories	3,602,317	2,681,691
Prepaid expenses	311,654	126,173
Deposits with vendors	17,210	11,998
Total current assets	13,724,504	14,586,559

Long-term investments	600,000	600,000
Leased assets, net	304,667	278,667
Property and equipment, net	1,108,117	1,019,302
Other assets	18,220	24,964
	$15,755,508	$16,509,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,485,339	$1,971,356
Accrued liabilities	441,451	732,218
Other liabilities	11,012	10,645
Total current liabilities	1,937,802	2,714,219

Other long-term liabilities	142,783	147,644
Total liabilities	2,080,585	2,861,863

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 26,324,480 and 25,500,097 shares issued and outstanding at March 31, 2003 and December 31, 2002 respectively	263,245	255,001
Additional paid-in capital	124,761,923	120,030,647
Accumulated other comprehensive income	5,930	8,503
Accumulated deficit	(111,356,175)	(106,646,522)
Total stockholders’ equity	13,674,923	13,647,629
	$15,755,508	$16,509,492

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

For the three-month periods ended March 31, 2003 and 2002

(Unaudited)

	Three month periods ended March 31,
	2003	2002
Revenue:
Product	$81,848	$—
Service and supplies	20,973	—
Total revenue	102,821	—

Cost of sales:
Product	621,116	—
Service and supplies	420,721	—
Total cost of sales	1,041,837	—

Operating expenses:
Research and development	1,433,104	1,686,744
Sales and marketing	1,006,343	607,501
General and administrative	1,364,058	1,168,096
Total operating expenses	3,803,505	3,462,341

Operating loss	(4,742,521)	(3,462,341)

Interest income	32,868	66,511

Net loss	$(4,709,653)	$(3,395,830)

Net loss per share, basic and diluted	$(0.18)	$(0.15)

Weighted average shares outstanding	25,690,143	22,117,005

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2003 and 2002

(Unaudited)

	Three month periods ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,709,653)	$(3,395,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,843	159,640
Issuance of stock in exchange for services rendered	154,570	—
Changes in assets and liabilities:
Account receivable	33,584	—
Other receivables	10,575	108,498
Inventories	(920,626)	—
Prepaid expenses	(185,481)	(121,189)
Deposits with vendors	(5,212)	—
Accounts payable	(486,017)	218,647
Accrued and other liabilities	(290,399)	(430,563)
Net cash used in operating activities	(6,266,816)	(3,460,797)

Cash flows from investing activities:
Purchases of investments	(2,099,834)	—
Proceeds from maturities of investments	7,943,256	4,182
Purchases of equipment leased to others	(40,000)	(5,741)
Purchases of property and equipment	(207,349)	—
Net cash provided by (used in) investing activities	5,596,073	(1,559)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,584,950	59,243
Net cash provided by financing activities	4,584,950	59,243

Net increase (decrease) in cash and cash equivalents	3,914,207	(3,403,113)
Cash and cash equivalents at beginning of period	953,779	10,240,414
Cash and cash equivalents at end of period	4,867,986	6,837,301

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements-Unaudited

(1)                                 Basis for Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiary (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2002, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the three-month period ended March 31, 2003 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

During the quarter ended September 30, 2002, the Company commenced commercial activities and is no longer considered to be in the development stage.  For the quarter ending March 31, 2002, the Company was still in the development stage and no revenues or related cost of goods sold were realized in that quarter.

(2)                                 Revenue Recognition Policies

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and its related interpretations.  Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and accepted or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured.

The Company recognizes revenue from product sales at the time of delivery and acceptance by the customer of the PHD System.  Services and supplies revenue is recognized when services are rendered and supplies are delivered.  The Company also leases the PHD System to customers on a short-term basis (12 months or less) and recognizes revenue on these contracts on a straight-line basis over the lease term, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.  The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)                               Inventories

Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market.  Inventories were as follows:

	March 31, 2003	December 31 2002

PHD machines - finished goods	$2,880,000	$2,200,000
PHD machine spare parts	285,638	274,686
Consumables	173,208	162,478
Raw materials	263,471	44,527
	$3,602,317	$2,681,691

The cost of producing the PHD machine is currently in excess of its market price.  During the quarter ended March 31, 2003, an inventory adjustment was recorded as product cost of sales in the amount of $469,000, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.

(4)                                 Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.  This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Had the Company determined compensation cost based on the fair value of the stock options as of the grant date, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	For Three- Months Ended March 31, 2003	For Three- Months Ended March 31, 2002
Net loss as reported	$4,709,653	$3,395,830
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	31,420	40,709
Pro forma net loss	$4,741,073	$3,436,539

Loss per share as reported	$0.18	$0.15
Pro forma loss per share	$0.18	$0.16

(5)                                 Contingencies

In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock. A dispute arose as to whether a fee was payable under this letter, and litigation ensued. In March 2003, the Company and the investment banking firm settled this litigation.  The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003.  The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings.  An estimated liability was recorded in the Company’s consolidated financial statements as of December 31, 2002 related to the above settlement.

(6)                                 Liquidity and Capital Resources

It is the Company’s plan to raise the additional capital required to fund commercial activities in 2003 and beyond through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available with terms acceptable to the Company.  In the event the Company cannot raise sufficient capital for these commercial activities, the

Company believes that its cash and short-term investments are sufficient to finance the Company’s operations through March 31, 2004, under scaled back commercial plans.

(7)                                 Subsequent Event-Financing Activities

On October 15, 2002, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”).  The registration statement, which was declared effective by the SEC on April 28, 2003, covers up to $60 million of various types of securities that may be issued by the Company from time to time, subject to market conditions, and the Company's ability to arrange a financing transaction on satisfactory terms, if at all.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from end-stage renal disease (“ESRD”), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. During the quarter ended September 30, 2002, the Company commenced commercial activities and was no longer considered to be in the development stage. The Company expects to incur additional losses in the foreseeable future.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The Company believes that its critical accounting policies that require significant judgements and estimates used in the preparation of its consolidated financial statements are: revenue recognition, accrued liabilities and contingencies, and net deferred tax assets valuation.  For additional information on critical accounting policies, please refer to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

Comparison of Results of Operations

For the three-month period ended March 31, 2003, the Company reported a net loss of $4.7 million ($0.18 per share), compared with a net loss of $3.4 million ($0.15 per share) for the three-month period ended March 31, 2002.  The factors contributing to the increase in net loss are explained below.

Revenue.  Revenue for the three-months ended March 31, 2003 was $103,000 compared with no revenue in the comparable period of 2002.  Product revenue of $82,000 resulted from the sale of two PHD Systems totaling $75,000 and product revenue on rentals totaling $7,000.  Service and supplies revenue totaled $21,000 for the same time period.

Cost of sales.   Total cost of sales for the three-months ended March 31, 2003 was $1.0 million compared with no cost of sales in the prior year period.  Product cost of sales was $621,000 for the first quarter of 2003.  There were no product cost of sales for the comparable period in 2002.  During the quarter ended March 31, 2003, an inventory adjustment was recorded as product cost of sales in the amount of $469,000, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.

The cost of producing the PHD System is currently in excess of its market price and the Company cannot predict how long such deficit will continue or whether the Company will be able to eliminate such deficit.  The Company expects that it will have to rely primarily on reductions in the production cost of the PHD System in order to realize a positive gross margin on sales.  The Company is implementing plans and continues to work diligently to achieve cost reductions on the PHD System.  These efforts include, among others, redesigning PHD subsystems and sourcing alternative materials and supplies.  However, no assurance can be given that such cost reduction plans or efforts will be successful, or that the Company will be able to achieve a positive gross margin on sales of the PHD System in the future.

Service and supplies costs for the three-months ended March 31, 2003 were $421,000 compared to no service and supplies costs for the comparable period in 2002.  The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff during the early phases of the product launch.  The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  The Company expects that as more PHD machines are placed in those geographical areas, the per unit cost of services and supplies will decrease.

Operating expenses.   Operating expenses for the three-month period ended March 31, 2003 increased to $3.8 million, compared with $3.5 million for the comparable period in 2002.  The increase in expenses for the current three-month period was due to an increase in sales and marketing expenses of $0.4 million and general and administrative expenses of $0.2 million, partially offset by an decrease in research and development expenses of $0.3 million.

Research and development expenses for the quarter ended March 31, 2003 decreased to $1.4 million, compared to $1.7 million for the comparable period in 2002. The decrease is primarily due to a reduction in the prototype product costs for the PHD System.

For the three-month period ended March 31, 2003, sales and marketing expenses increased to $1.0 million, compared to $0.6 million for the year earlier period.  The increase reflects costs associated with the scale up of the sales and marketing efforts surrounding the early stages of commercialization of the PHD System.

General and administrative expenses for the quarter ended March 31, 2003 were $1.4 million compared to $1.2 million in the quarter ended March 31, 2002.  The increase is a result of personnel additions necessary to support the commercialization efforts.

Partnership Agreements

The Company added three clinic partnership agreements in the quarter ended March 31, 2003, representing commitments to acquire in excess of 40 PHD Systems for use in home programs.  These commitments are contingent upon the clinics’ satisfaction with the Company’s products and the Company’s satisfactory performance of its delivery and service and supply obligations under the agreements.

Liquidity and Capital Resources

Cash Flows

The Company has financed its operations to date primarily through public and private sales of its securities. At March 31, 2003, the Company had funds available to support operations of $10.2 million, including cash and cash equivalents of $4.9 million, short-term investments of $4.7 million and long-term investments of $0.6 million.  At May 9, 2003, the Company had funds available to support operations of $16.0 million, including cash and cash equivalents of $10.7 million, short-term investments of $4.7 million and long-term investments of $0.6 million.

Net cash used in operating activities was $6.3 million for the three-months ended March 31, 2003, compared to $3.5 million in the three-months ended March 31, 2002.  The increase is principally due to the increase in the net loss, planned increases in inventory levels and a reduction in accounts payable to the Company’s contract manufacturer.

Net cash provided by investing activities was $5.6 million in the three months-ended March 31, 2003, compared with a negligible change in the three-months ended March 31, 2002.  This was the primarily the result of converting to cash $5.8 million of short-term investments during the three-months ended March 31, 2003.

Financing Needs

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

In the first quarter of 2003, the Company issued 778,474 shares of common stock to Kingsbridge under the equity line arrangement and received $4.5 million in proceeds.  Between April 1, 2003 and May 9, 2003, the Company issued 1,175,562 shares of common stock to Kingsbridge under the equity line arrangement and received $7.8 million in proceeds.

On October 15, 2002, the Company filed a universal shelf registration statement on Form S-3 with the SEC.  The registration statement, which was declared effective by the SEC on April 28, 2003, covers up to $60 million of various types of securities that may be issued by the Company from time to time, subject to market conditions, and the Company's ability to arrange a financing transaction on satisfactory terms, if at all.

The Company estimates that during fiscal 2003 it will spend between $20 and $24 million for operations, including U.S. commercialization activities of the PHD System. The Company expects to incur increasingly substantial cash outlays over time related to manufacturing scale-up and commercialization of the PHD System. The Company believes that cash and short-term investments raised through May 9, 2003 are sufficient to finance its current commercial and operating plans through late fiscal 2003.

The Company plans to raise additional capital to fund operations through public and/or private equity or debt financings in the last nine months of fiscal 2003 and subsequent years.  The additional capital required for commercialization may not be available on terms acceptable to the Company or may not be available at all.

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

Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital.  In addition to any debt or equity financing transactions, the Company may seek to finance the working capital requirements through equipment and receivable financing with a commercial lender.  The Company has not yet obtained a commitment for such equipment financing, and there can be no assurance that the Company will be able to obtain equipment financing on acceptable terms or at all.  In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that cash and short-term investments on hand as of May 9, 2003 are sufficient to finance the Company’s operations through March 31, 2004 under scaled back commercial plans.

The Company has not generated taxable income to date.  At March 31, 2003, the net operating losses available to offset future taxable income were approximately $116.5 million.  Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company’s written and oral statements made by or with the approval of an officer of the Company constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,” “expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions, identify forward-looking statements made by or on behalf of the Company.  These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit the Company to be profitable; (iii) market, regulatory reimbursement and competitive conditions; (iv) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis; (v) the Company’s ability to obtain sufficient capital on acceptable terms to run its business; (vi) risks inherent in relying on third parties to manufacture the PHD System; and (vii) changes in QSR requirements.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.                                                           Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1.                                                           Legal Proceedings

In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock.  A dispute arose as to whether a fee was payable under this letter, and litigation ensued.  In March 2003, the Company and the investment banking firm settled this litigation.  The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003.  The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings.  An estimated liability was recorded in the Company’s consolidated financial statements as of December 31, 2002 related to the above settlement.

Item 2.                                                           Changes in Securities

In the first quarter of 2003, the Company issued 778,474 shares of common stock to Kingsbridge under the equity line arrangement and received $4.5 million in proceeds, and 26,500 shares of common stock to an investment banking firm in connection with the settlement of litigation.  The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)          Exhibits

(10.1) Agreement among Aksys, Ltd., Durus Capital Management, LLC and Scott Sacane, dated April 11, 2003.

(99.1) Certification of William C. Dow, Chief Executive Officer of Aksys, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification of Lawrence D. Damron, Chief Financial Officer of Aksys, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.

Date:	May 13, 2003	By:	/s/ William C. Dow

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	By:	/s/ William C. Dow

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	By:	/s/ Lawrence D. Damron

Lawrence D. Damron
Chief Financial Officer