Form 10-Q
period 2003-06-30
AKSYS LTD
filed 2003-08-14
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of July 24, 2003 was 29,716,809.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

AKSYS, LTD. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,747,723	$953,779
Short-term investments	4,730,607	10,555,978
Accounts receivable	174,036	126,811
Other receivables	35,776	130,129
Inventories	3,699,838	2,681,691
Prepaid expenses	255,680	126,173
Deposits with vendors	59,800	11,998
Total current assets	35,703,460	14,586,559

Long-term investments	600,000	600,000
Leased assets, net	447,000	278,667
Property and equipment, net	1,047,501	1,019,302
Other assets	53,110	24,964
	$37,851,071	$16,509,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,882,482	$1,971,356
Accrued liabilities	713,127	732,218
Other liabilities	41,379	10,645
Total current liabilities	2,636,988	2,714,219

Other long-term liabilities	137,923	147,644
Total liabilities	2,774,911	2,861,863

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,685,185 and 25,500,097 shares issues and outstanding at June 30, 2003 and December 31, 2002, respectively	296,852	255,001
Additional paid-in capital	151,351,492	120,030,647
Accumulated other comprehensive income	5,040	8,503
Accumulated deficit	(116,577,224)	(106,646,522)
Total stockholders’ equity	35,076,160	13,647,629
	$37,851,071	$16,509,492

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

For the three- and six-month periods ended June 30, 2003 and 2002

(Unaudited)

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2003	2002	2003	2002
Revenue:
Product	$243,567	$—	$325,415	$—
Service and supplies	56,992	—	77,964	—
Total revenue	300,559	—	403,379	—

Cost of sales:
Product	594,452	372,541	1,215,568	372,541
Service and supplies	618,563	—	1,039,284	—
Total cost of sales	1,213,015	372,541	2,254,852	372,541

Operating expenses:
Research and development	1,556,676	1,364,851	2,989,779	3,051,595
Sales and marketing	1,322,595	653,353	2,328,939	1,260,854
General and administrative	1,496,191	1,333,791	2,860,248	2,501,887
Total operating expenses	4,375,462	3,351,995	8,178,966	6,814,336

Operating loss	(5,287,918)	(3,724,536)	(10,030,439)	(7,186,877)

Interest income	66,869	71,569	99,738	138,080

Net loss	$(5,221,049)	$(3,652,967)	$(9,930,701)	$(7,048,797)

Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.37)	$(0.31)

Weighted average shares outstanding	27,572,341	24,052,077	26,636,441	23,090,138

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2003 and 2002

(Unaudited)

	Six-month periods ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(9,930,701)	$(7,048,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,170	305,320
Issuance of stock in exchange for services received	154,570	—
Changes in assets and liabilities:
Accounts receivable	(47,225)	—
Other receivables	94,353	33,802
Inventories	(1,018,147)	(1,009,647)
Prepaid expenses	(129,507)	(279,400)
Deposits with vendors	(47,802)	—
Accounts payable	(88,874)	539,562
Accrued and other liabilities	(1,541)	(310,280)
Net cash used in operating activities	(10,730,704)	(7,769,440)

Cash flows from investing activities:
Purchases of investments	(7,867,739)	(16,430,220)
Proceeds from maturities of investments	13,693,110	180,000
Purchases of equipment leased to others	(240,420)	—
Purchases of property and equipment	(268,428)	(25,768)
Net cash provided by (used in) investing activities	5,316,523	(16,275,988)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,208,125	16,640,913
Net cash provided by financing activities	31,208,125	16,640,913

Net increase (decrease) in cash and cash equivalents	25,793,944	(7,404,515)
Cash and cash equivalents at beginning of period	953,779	10,240,414
Cash and cash equivalents at end of period	26,747,723	2,835,899

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements-Unaudited

(1)                                 Basis for Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiary (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2002, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the six-month period ended June 30, 2003 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

During the quarter ended September 30, 2002, the Company commenced commercial activities and was no longer considered to be in the development stage.  For the quarter ending June 30, 2002, the Company was still in the development stage and no revenues were realized in that quarter.

(2)                                 Revenue Recognition Policies

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and its related interpretations.  Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and installed or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured.

The Company recognizes revenue from product sales at the time of delivery and installation of the PHD System.  Services and supplies revenue is recognized when services are rendered and supplies are delivered.  The Company also leases the PHD System to customers on a short-term basis (12 months or less) and on a long-term basis (60 months).  The Company recognizes revenue on short-term leases on a straight-line basis over the lease term, and on long-term leases, at the time the lease is entered into, as sales-type leases, in accordance with Statement of Financial Accounting Standards (FASB) No. 13, Accounting for Leases.  The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)                                 Inventories

Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market.  Inventories were as follows:

	June 30, 2003	December 31, 2002

PHD machines - finished goods	$2,960,000	$2,200,000
PHD machine spare parts	362,948	274,686
Consumables	222,849	162,478
Raw materials	154,041	44,527
	$3,699,838	$2,681,691

The cost of producing the PHD machine is currently in excess of its market price.  During the quarters ended June 30, 2003 and June 30, 2002, inventory adjustments were recorded to product cost of sales in the amounts of $273,000 and $373,000, respectively, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  For the six-month periods ending June 30, 2003 and June 30, 2002 the inventory adjustments included in product cost of sales were $742,000 and $373,000, respectively.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.  This Statement amends SFAS Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

Had the Company determined compensation cost based on the fair value of the stock options as of the grant date, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	For Three Months Ended June 30, 2003	For Three Months Ended June 30, 2002	For Six Months Ended June 30, 2003	For Six Months Ended June 30, 2002
Net loss as reported	$(5,221,049)	$(3,652,967)	$(9,930,701)	$(7,048,797)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(159,845)	(197,531)	(191,265)	(238,240)
Pro forma net loss	$(5,380,894)	$(3,850,498)	$(10,121,966)	$(7,287,037)

Loss per share as reported	$(0.19)	$(0.15)	$(0.37)	$(0.31)
Pro forma loss per share	$(0.20)	$(0.16)	$(0.38)	$(0.32)

(5)                                 Contingencies

Durus Litigation

On August 5, 2003, the Company filed a lawsuit against Scott Sacane, Durus Capital Management, LLC, Durus Capital Management (N.A.), LLC, Durus Life Sciences Master Fund LTD. and Artal Long Biotech Portfolio LLC in United States District Court for the District of Connecticut.  Among other things, the lawsuit seeks injunctive relief and damages arising from defendants’ violation of federal securities laws and a standstill agreement entered into between the Company, Durus Capital Management, LLC and Mr. Sacane in April 2003.  In addition, the lawsuit seeks recovery of trading profits under Section 16(b) of the Securities Exchange Act of 1934.

On April 11, 2003, Aksys entered into an agreement (the “April 2003 Agreement”) with Durus Capital Management, LLC and Mr. Scott Sacane.  The Company believes that Durus and related entities (collectively, “Durus”) comprise a hedge fund principally engaged in the business of investing in growth stage biotechnology and medical equipment companies.  Mr. Sacane is the manager of this hedge fund.

The Company entered into the April 2003 Agreement after Durus accumulated a position in the Company’s stock in excess of the 15% ownership level that would potentially trigger the Company’s Shareholder Rights Agreement (the “Rights Plan”).

Pursuant to the terms of the April 2003 Agreement, Durus represented that it: (1) then owned 5,238,248 shares (approximately 19.5%) of the Company’s common stock, (2) crossed the 15% threshold under the Rights Plan inadvertently, and (3) held its investment in the Company in the ordinary course of business and not for the purpose or with the effect of changing or influencing the control of the Company.  In addition, Durus agreed to reduce its holdings below 15% over a two-year period and not to purchase any additional shares of the Company’s common stock until such time as it held less than 15% of the shares outstanding

(and thereafter not in excess of 15% without the consent of the Company’s board of directors).  Based on the April 2003 Agreement and discussions with Mr. Sacane, Aksys concluded that Durus’ position in the Company’s stock did not then trigger the Rights Plan.

After the close of business on July 24, 2003, Mr. Sacane informed the Company’s management that Durus had accumulated in excess of 20 million shares of the Company’s common stock in transactions he described as inadvertent.  Mr. Sacane also represented to the Company that Durus’ investment had always been and would continue to be a passive investment, and that neither he nor Durus has any intention to change or influence the control of the Company.

In a Schedule 13D filed with the Securities and Exchange Commission on July 28, 2003, Mr. Sacane and Durus disclosed that they owned 21,831,218 shares, or approximately 73%, of the Company’s outstanding common stock as of July 25, 2003.  Mr. Sacane and Durus acquired approximately 10 million of these shares after entering into the April 2003 Agreement.

Although the Company believes that it has very strong claims in its lawsuit, it cannot at this time predict the outcome of this lawsuit with certainty.

Although the Company intends to pursue vigorously all of its rights and remedies against Mr. Sacane and Durus, it has not ruled out the possibility of reaching an out-of-court resolution.  The Company and its legal and financial advisors are reviewing its options in this regard, including implications under its Rights Plan.

Other Litigation

In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock. A dispute arose as to whether a fee was payable under this letter, and litigation ensued. In March 2003, the Company and the investment banking firm settled this litigation.  The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003.  The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings. An estimated liability was recorded in the Company’s consolidated financial statements as of December 31, 2002 related to the above settlement.  At June 30, 2003, the full $160,000 in advisory fees have been paid.

(6)                                 Liquidity and Capital Resources

It is the Company’s plan to raise the additional capital required to fund commercial activities in 2003 and beyond through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company.  In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that its cash and short-term investments are sufficient to finance the Company’s operations through June 30, 2004.

As discussed in Note 5, Durus Capital Management, LLC and its affiliates have accumulated approximately 73% of the Company’s outstanding common stock. As a result of Durus’ position, the Company’s ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain financing on acceptable terms for a significant period of time, its ability to achieve its principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.

(7)                                 Financing Activities

On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited (“Kingsbridge”).  This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002.  Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company could sell common stock at its sole discretion over a 24-month period on a “when and if needed” basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement.  The Company had no obligation to draw down all or any portion of the commitment.  In the second quarter of 2003, the Company issued 1,510,934 shares of common stock to Kingsbridge under the equity line arrangement and received $10.5 million in proceeds. In addition, the Company issued 200,000 shares to Kingsbridge upon exercise of its warrants and received $1.2 million in proceeds.  During the six months ended June 30, 2003, the Company has issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15.0 million in proceeds. As of June 30, 2003, the Company had fully drawn the equity line with Kingsbridge and does not currently have a similar arrangement with Kingsbridge or any other entity.

On October 15, 2002, the Company filed a universal shelf registration statement on Form S-3 with the SEC.  This shelf registration statement, which was declared effective by the SEC on April 28, 2003, initially covered up to $60 million of various types of securities that may be issued by the Company from time to time, subject to market conditions, and the Company’s ability to arrange a financing transaction on satisfactory terms, if at all.  On June 30, 2003 the Company issued 1,363,637 shares of common stock to a single investor and received net proceeds of $13.8 million dollars.  In addition, the Company issued a warrant to purchase 204,546 shares of stock at an exercise price of $13.75 per share.  These warrants had a fair value of $1,007,745 using the Black Scholes pricing model.  The Company also issued a warrant to purchase 136,364 shares of common stock at an exercise price of $15.00 per share to an investment banking firm that acted as placement agent in this transaction. These warrants had a fair value of $622,908 using the Black Scholes pricing model. The Company offered the foregoing securities in a public offering pursuant to the shelf registration statement.

(8)                                 Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company’s consolidated financial position or results from operations.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The Company believes that its critical accounting policies that require significant judgements and estimates used in the preparation of its consolidated financial statements are: revenue recognition, accrued liabilities and contingencies, and net deferred tax assets valuation.  For additional information on critical accounting policies, please refer to the Company’s Annual Report on Form 10K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

Comparison of Results of Operations

For the three- and six-month periods ended June 30, 2003, the Company reported net losses of $5.2 million ($0.19 per share) and $9.9 million ($0.37 per share), compared with $3.7 million ($0.15 per share) and $7.0 million ($0.31 per share) for the three- and six-month periods ended June 30, 2002.  The factors contributing to the increase in net loss are explained below.

Revenue.  Revenue for the three-month period ended June 30, 2003 was $301,000 compared with no revenue in the comparable period of 2002.  Product revenue of $244,000 resulted from the sale of six PHD Systems totaling $226,000 and product revenue on rentals totaling $18,000.  Service and supplies revenue totaled $57,000.  For the six-month period ended June 30, 2003, revenue was $403,000, compared to no revenue for the six months ended June 30, 2002.  Product revenue of $325,000 resulted from the sale of eight units totaling $300,000 and rental revenue totaling $25,000.  Service and supplies revenue totaled $78,000.

Cost of sales.   Total cost of sales for the three months ended June 30, 2003 was $1.2 million compared to $373,000 in the prior year period.  Product cost of sales was $594,000, compared to $373,000 for the comparable period in 2002.  During the quarter ended June 30, 2003, an inventory adjustment was recorded as product cost of sales in the amount of $273,000, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  That adjustment was $373,000 for the three months ended June 30, 2002.  For the six months ended June 30, 2003, cost of sales was $2.3 million compared to $373,000 in the prior year.  Product cost of sales was $1.2 million, compared to $373,000 for the comparable period in 2002.  During the six months ended June 30, 2003, the inventory adjustment recorded to value the PHD machines at the lower of cost or market, included as product cost of sales, was $742,000.  That adjustment was $373,000 for the six months ended June 30, 2002.

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

Service and supplies costs for the three-months ended June 30, 2003 were $619,000 compared to no service and supplies costs for the same period in 2002.  For the six months ended June 30, 2003 the services and supplies costs were $1.0 million compared to no service and supplies costs for the same period in 2002.  The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff during the early phases of the product launch.  The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  The Company expects that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.

Operating expenses.   Operating expenses for the six-month period ended June 30, 2003 were $4.4 million, compared to $3.4 million for the comparable period in 2002.  This increase in expenses was due to an increase in research and development expenses of $0.2 million, sales and marketing expenses of $0.7 million, and general and administrative expenses of $0.1 million.  For the six months ended June 30, 2003, operating expenses increased to $8.2 million, compared to $6.8 million in the six months ended June 30, 2002.  This increase in expenses was due to an increase in sales and marketing expenses of $1.1 million, and general and administrative expenses of $0.4 million, partially offset by a decrease in research and development expenses of $0.1 million.

Research and development expenses for the quarter ended June 30, 2003 were $1.6 million, compared to $1.4 million for the same period in 2002.  The increase is primarily due to the donation of two PHD units to be used for clinical research and contracted costs associated with improving future PHD performance.  For the six months ended June 30, 2003, research and development expenses decreased to $3.0 million from $3.1 million in the same period in 2002.  The decrease is primarily due to a reduction in the prototype product costs for the PHD System.

For the three-month period ended June 30, 2003, sales and marketing expenses increased to $1.3 million, compared to $0.7 million for the comparable period in 2002.  The increase reflects costs associated with the scale up of the sales and marketing efforts surrounding the early stages of commercialization of the PHD System.  For the six months ended June 30, 2003, sales and marketing expenses increased to $2.3 million, compared to $1.3 million for the same period in 2002.

General and administrative expenses for the quarter ended June 30, 2003 were $1.5 million compared to $1.3 million in the quarter ended June 30, 2002.  The increase is a result of personnel additions necessary to support the commercialization efforts.  For the six months ended June 30, 2003, general and administrative expenses were $2.9 million, compared to $2.5 million for the comparable period in 2002.

Partnership Agreements

The Company added six clinic partnership agreements in the quarter ended June 30, 2003, bringing the total number of partnership agreements signed to date to 18.

Liquidity and Capital Resources

Cash Flows

The Company has financed its operations to date primarily through public and private sales of its securities. At June 30, 2003, the Company had funds available to support operations of $32.1 million, including cash and cash equivalents of $26.7 million, short-term investments of $4.7 million and long-term investments of $0.6 million.

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2003, compared to $7.8 million in the six months ended June 30, 2002.  The increase is principally due to the increase in the net loss of $2.9 million for the six months ended June 30, 2003 to $9.9 million, and investments that the Company made in working capital.

Net cash provided by investing activities was $5.3 million in the six months ended June 30, 2003, compared to net cash used in investing activities of $16.3 million in the six months ended June 30, 2002. This was primarily the result of maturing investments of $13.7 million, partially offset by $7.9 million in new purchases of investments, and converting cash of $16.4 million received in a private placement during the prior-year’s quarter to short-term investments.

Net cash provided by financing activities was $31.2 million for the six months ended June 30, 2003, compared to $16.6 million in the six months ended June 30, 2002.  The increase is principally due to the equity line of credit draw of $15 million and the sale of stock to a single investor which generated net proceeds of $13.8 million in the six months ended June 30, 2003, compared to $16.5 million financed by a private placement of common stock in the six months ended June 30, 2002.

Financing Needs

On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited (“Kingsbridge”).  This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002.  Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company could sell common stock at its sole discretion over a 24-month period on a “when and if needed” basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement.  The Company had no obligation to draw down all or any portion of the commitment.  In the second quarter of 2003, the Company issued 1,510,934 shares of common stock to Kingsbridge under the equity line arrangement and received $10.5 million in proceeds.  In addition, the Company issued 200,000 shares to Kingsbridge upon exercise of its warrants and received $1.2 million in proceeds.  During the six months ended June 30, 2003, the Company has issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15.0 million in proceeds. As of June 30, 2003, the Company had fully drawn the equity line with

Kingsbridge and does not currently have a similar arrangement with Kingsbridge or any other entity.

On October 15, 2002, the Company filed a universal shelf registration statement on Form S-3 with the SEC.  This shelf registration statement, which was declared effective by the SEC on April 28, 2003, initially covered up to $60 million of various types of securities that may be issued by the Company from time to time, subject to market conditions, and the Company’s ability to arrange a financing transaction on satisfactory terms, if at all.  On June 30, 2003 the Company issued 1,363,637 shares of common stock to a single investor and received net proceeds of $13.8 million dollars.  In addition, the Company issued a warrant to purchase 204,546 shares of stock at an exercise price of $13.75 per share.  These warrants had a fair value of $1,007,745 using the Black Scholes pricing model.  The Company also issued a warrant to purchase 136,364 shares of common stock at an exercise price of $15.00 per share to an investment banking firm that acted as placement agent in this transaction. These warrants had a fair value of $622,908 using the Black Scholes pricing model. The Company offered the foregoing securities in a public offering pursuant to the shelf registration statement.

The Company estimates that during the next twelve months it will spend between $20 and $24 million to fund operations, including U.S. commercialization activities of the PHD System. The Company expects that cash outlays will increase due to manufacturing scale-up to support expanding commercialization of the PHD System. The Company believes that cash and short-term investments raised through June 30, 2003 are sufficient to finance its current commercial and operating plans through June 30, 2004.

The Company plans to raise additional capital to fund operations through public and/or private equity or debt financings in the last six months of 2003 and/or subsequent years.  The additional capital required for commercialization may not be available on terms acceptable to the Company or may not be available at all.

As discussed in “Part II Item 5. Other Information” of this report,  Durus Capital Management, LLC and its affiliates have accumulated approximately 73% of the Company’s outstanding common stock. As a result of Durus’ position, the Company’s ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain additional financing on acceptable terms for a significant period of time, its ability to achieve its principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.

The disclosure of Durus’ position has been and continues to be an extremely disruptive force in the market for Aksys’ stock.  Of the 29.7 million issued and outstanding shares of Aksys common stock, less than 30%, or approximately 8 million shares, are held by persons other than Durus.  As a result of Durus’ substantial position, the common stock: (1) is far less liquid than it was prior to Durus’ accumulation, (2) is now in the hands of far fewer investors, and (3) has been and likely will continue to be for the foreseeable future subject to wide price fluctuations.  As such, there is a risk that Aksys may lose its institutional investor base and research coverage.

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

Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital.  In addition to any debt or equity financing transactions, the Company may seek to finance the working capital requirements through equipment and receivable financing with a commercial lender.  The Company has not yet obtained a commitment for such equipment or receivable financing, and there can be no assurance that the Company will be able to obtain equipment or receivable financing on acceptable terms or at all.

The Company has not generated taxable income to date.  At June 30, 2003, the net operating losses available to offset future taxable income were approximately $121.8 million.  Because the Company has experienced ownership changes as a result of the issuance of additional common shares, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company’s written and oral statements made by or with the approval of an officer of the Company constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,” “expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions, identify forward-looking statements made by or on behalf of the Company.  These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit the Company to be profitable; (iii) market, regulatory reimbursement and competitive conditions; (iv) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis; (v) the Company’s ability to obtain sufficient capital on acceptable terms to run its business; (vi) risks inherent in relying on third parties to manufacture the PHD System; and (vii) changes in the FDA’s Quality Systems Requirements.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

The investments of the Company have been made for investment (as opposed to trading) purposes.  Interest rate risk with respect to the investments of the Company is not significant as substantially all of such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 12 months), which are by their nature less sensitive to interest rate movements.  The investments of the Company are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.  An increase of 1% in the applicable base interest rates would not have a material affect on the Company’s consolidated financial statements.

Item 4.                                                           Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer.  Based on this evaluation, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                           Legal Proceedings

On August 5, 2003, the Company filed a lawsuit against Scott Sacane, Durus Capital Management, LLC, Durus Capital Management (N.A.), LLC, Durus Life Sciences Master Fund LTD. and Artal Long Biotech Portfolio LLC in United States District Court for the District of Connecticut.  Among other things, the lawsuit seeks injunctive relief and damages arising from defendants’ violation of federal securities laws and a standstill agreement entered into between the Company, Durus Capital Management, LLC and Mr. Sacane in April 2003.  In addition, the lawsuit seeks recovery of trading profits under Section 16(b) of the Securities Exchange Act of 1934.  The facts and circumstances surrounding this lawsuit are discussed in further detail in “Part II — Item 5.  Other Information” of this report.

The Company has received information requests from the SEC and NASDAQ in connection with the Durus matter.  The Company is cooperating with the SEC and the NASDAQ.

In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock.  A dispute arose as to whether a fee was payable under this letter, and litigation ensued.  In March 2003, the Company and the investment banking firm settled this litigation.  The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003.  The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings.  An estimated liability was recorded in the Company’s consolidated financial statements as of December 31, 2002 related to the above settlement. At June 30, 2003, the full $160,000 in advisory fees have been paid.  The Company has an accrued liability of $75,000 with respect to this matter as of June 30, 2003.

Item 2.                                                           Changes in Securities

In the second quarter of 2003, the Company sold 1,510,934 shares of common stock to Kingsbridge under the equity line arrangement and received $10.5 million in proceeds.  These shares were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 15, 2003.  The following matter was voted on at the meeting.

1.                                       The stockholders elected the director nominated to serve for the term ending in 2006 or until his successor is duly elected and qualified or until his earlier removal or resignation.  The stockholders present in person or by proxy voted as follows:

	Votes For	Votes Against	Abstentions/Withheld
Richard B. Egan	21,419,567		48,020

The remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are Alan R. Meyer, Bernard Tresnowski, William C. Dow and W. Dekle Rountree, Jr.

Item 5.                                                           Other Information

Durus’ Accumulation of the Company’s Common Stock

On April 11, 2003, Aksys entered into an agreement (the “April 2003 Agreement”) with Durus Capital Management, LLC and Mr. Scott Sacane.  The Company believes that Durus and related entities (collectively, “Durus”) comprise a hedge fund principally engaged in the business of investing in growth stage biotechnology and medical equipment companies.  Mr. Sacane is the manager of this hedge fund.

The Company entered into the April 2003 Agreement after Durus accumulated a position in the Company’s stock in excess of the 15% ownership level that would potentially trigger the Company’s Shareholder Rights Agreement (the “Rights Plan”).

Pursuant to the terms of the April 2003 Agreement, Durus represented that it: (1) then owned 5,238,248 shares (approximately 19.5%) of the Company’s common stock, (2) crossed the 15% threshold under the Rights Plan inadvertently, and (3) held its investment in the Company in the ordinary course of business and not for the purpose or with the effect of changing or influencing the control of the Company.  In addition, Durus agreed to reduce its holdings below 15% over a two-year period and not to purchase any additional shares of the Company’s common stock until such time as it held less than 15% of the shares outstanding (and thereafter not in excess of 15% without the consent of the Company’s board of directors).  Based on the April 2003 Agreement and discussions with Mr. Sacane, Aksys concluded that Durus’ position in the Company’s stock did not then trigger the Rights Plan.

After the close of business on July 24, 2003, Mr. Sacane informed the Company’s management that Durus had accumulated in excess of 20 million shares of the Company’s common stock in transactions he described as inadvertent.  Mr. Sacane also represented to the Company that Durus’ investment had always been and would continue to be a passive investment, and that neither he nor Durus has any intention to change or influence the control of the Company.

In a Schedule 13D filed with the Securities and Exchange Commission on July 28, 2003, Mr. Sacane and Durus disclosed that they owned 21,831,218 shares, or approximately 73%, of the Company’s outstanding common stock as of July 25, 2003.  Mr. Sacane and Durus acquired approximately 10 million of these shares after entering into the April 2003 Agreement.

Risks Related to Durus’ Position in the Company’s Stock

The disclosure of Durus’ position has been and continues to be an extremely disruptive force in the market for Aksys’ stock.  Of the 29.7 million issued and outstanding shares of Aksys common stock, less than 30%, or approximately 8 million shares, are held by persons other than Durus.  As a result of Durus’ substantial position, the common stock: (1) is far less liquid than it was prior to Durus’ accumulation, (2) is now in the hands of far fewer investors, and (3) has been and likely will continue to be for the foreseeable future subject to wide price fluctuations.  As such, there is a risk that Aksys may lose its institutional investor base and research coverage.

As a result of Durus’ position, the Company’s ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain additional financing on acceptable terms for a significant period of time, its ability to achieve its principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.

Aksys Commences Litigation Against Mr. Sacane and Durus

On August 5, 2003, after consultations with its legal advisors, the Company filed a lawsuit against Mr. Sacane and Durus in United States District Court for the District of Connecticut.  Among other things, the lawsuit seeks injunctive relief and damages arising from Mr. Sacane’s and Durus’ violation of federal securities laws and the April 2003 Agreement.  In addition, the lawsuit seeks recovery of trading profits under Section 16(b) of the Securities Exchange Act of 1934.  Although the Company believes that it has very strong claims in its lawsuit, it cannot at this time predict the outcome of this lawsuit with certainty.

Although the Company intends to pursue vigorously all of its rights and remedies against Mr. Sacane and Durus, it has not ruled out the possibility of reaching an out-of-court resolution.  The Company and its legal and financial advisors are reviewing its options in this regard, including implications under its Rights Plan.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)      Exhibits

(10.1) Agreement among Aksys, Ltd., Durus Capital Management, LLC and Scott Sacane, dated April 11, 2003 (incorporated by reference to Aksys’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

On April 29, 2003, the Company furnished under Item 7 and Item 9 of Form 8-K a copy of its earnings press release for the first quarter of 2003.  This release, which is required to be furnished under Item 12 of Form 8-K, was furnished under Item 9 pursuant to interim reporting guidance provided by the SEC.

Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.

Date:	August 14, 2003	By:	/s/ William C. Dow

William C. Dow
President, Chief Executive
Officer and Director

/s/ Lawrence D. Damron

Lawrence D. Damron
Senior Vice President and Chief Financial Officer