Form 10-Q
period 2003-09-30
AKSYS LTD
filed 2003-11-13
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of October 22, 2003 was 29,788,477.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

AKSYS, LTD. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$21,394,227	$953,779
Short-term investments	4,734,377	10,555,978
Accounts receivable, net	160,464	126,811
Other receivables	138,857	130,129
Inventories	3,364,968	2,681,691
Prepaid expenses	191,973	126,173
Deposits with vendors	59,272	11,998

Total current assets	30,044,138	14,586,559

Long-term investments	600,000	600,000
Leased assets, net	858,333	278,667
Property and equipment, net	984,592	1,019,302
Other assets	45,753	24,964

	$32,532,816	$16,509,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,547,879	$1,971,356
Accrued liabilities	962,173	732,218
Other liabilities	155,562	10,645

Total current liabilities	2,665,614	2,714,219

Other long-term liabilities	165,465	147,644

Total liabilities	2,831,079	2,861,863

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,784,507 and 25,500,097 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	297,845	255,001
Additional paid-in capital	151,637,900	120,030,647
Accumulated other comprehensive income	5,766	8,503
Accumulated deficit	(122,239,775)	(106,646,522)

Total stockholders’ equity	29,701,736	13,647,629

	$32,532,816	$16,509,492

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

For the three- and nine-month periods ended September 30, 2003 and 2002

(Unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2003	2002	2003	2002

Revenue:
Product	$325,481	$160,000	$650,895	$160,000
Service and supplies	85,743	8,867	163,707	8,867

Total revenue	411,224	168,867	814,602	168,867

Cost of sales:
Product	494,687	582,154	1,710,255	954,694
Service and supplies	781,323	227,638	1,820,607	227,638

Total cost of sales	1,276,010	809,792	3,530,862	1,182,332

Operating expenses:
Research and development	1,803,793	1,462,510	4,793,573	4,514,106
Sales and marketing	1,129,661	555,163	3,458,599	1,816,016
General and administrative	1,961,484	1,403,080	4,821,733	3,904,967

Total operating expenses	4,894,938	3,420,753	13,073,905	10,235,089

Operating loss	(5,759,724)	(4,061,678)	(15,790,165)	(11,248,554)

Interest income	97,175	90,582	196,913	228,662

Net loss	(5,662,550)	(3,971,096)	(15,593,253)	(11,019,892)

Net loss per share, basic and diluted	$(0.19)	$(0.16)	$(0.56)	$(0.46)

Weighted average shares outstanding	29,754,206	25,485,431	27,687,117	23,897,343

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2003 and 2002

(Unaudited)

	Nine month periods ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(15,593,253)	$(11,019,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417,173	439,454
Issuance of stock in exchange for services received	154,570	—
Changes in assets and liabilities:
Account receivable	(33,653)	(2,764)
Other receivables	(8,728)	179,453
Inventories	(683,277)	(1,707,731)
Prepaid expenses/ other assets	(86,589)	(248,570)
Deposits with vendors	(47,274)	455,000
Accounts payable	(423,477)	156,805
Deferred revenue	121,269	—
Accrued and other liabilities	268,687	(97,827)
Net cash used in operating activities	(15,914,552)	(11,846,072)

Cash flows from investing activities:
Purchases of investments	(13,096,510)	(21,251,511)
Proceeds from maturities of investments	18,918,110	8,840,000
Purchases of equipment leased to others	(640,000)	—
Purchases of property and equipment	(322,129)	(80,666)
Net cash provided by (used in) investing activities	4,859,471	(12,492,177)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,495,529	16,676,822
Net cash provided by financing activities	31,495,529	16,676,822

Net increase (decrease) in cash and cash equivalents	20,440,448	(7,661,427)
Cash and cash equivalents at beginning of period	953,779	10,240,414
Cash and cash equivalents at end of period	$21,394,227	$2,578,987

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements-Unaudited

(1)                                 Basis for Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiary (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2002, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the nine-month period ended September 30, 2003 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

During the quarter ended September 30, 2003, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which did not have an impact on financial position, results of operations or cash flows.  The Company recognizes revenue from product sales at the time of installation of the PHD System.  Services and supplies revenue is recognized when services are rendered and supplies are delivered.

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and on a long-term basis (60 months).  The Company recognizes revenue on short-term leases on a straight-line basis over the lease term, and on long-term leases, at the time the lease is entered into, as sales-type leases, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.  The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)                                 Inventories

Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market.  Inventories were as follows:

	September 30, 2003	December 31, 2002

PHD machines - finished goods	$2,460,000	$2,200,000
PHD machines - spare parts	517,370	274,686
Consumables	341,959	162,478
Raw materials	45,639	44,527
	$3,364,968	$2,681,691

The cost of producing the PHD machine is currently in excess of its market price.  During the quarters ended September 30, 2003 and September 30, 2002, inventory adjustments were recorded to product cost of sales in the amounts of $75,000 and $383,000, respectively, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  The adjustment to reduce inventory to the lower of cost or market decreased because fewer units were produced during the three months ended September 20, 2003 than in the comparable period in 2002.   Production of Phase I PHD machines ceased during the quarter, in preparation for Phase II production.  For the nine-month periods ending September 30, 2003 and September 30, 2002, the inventory adjustments included in product cost of sales were $817,000 and $755,000, respectively.

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

Had the Company determined compensation cost based on the fair value of the stock options as of the grant date, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	For Three Months Ended September 30, 2003	For Three Months Ended September 30, 2002	For Nine Months Ended September 30, 2003	For Nine Months Ended September 30, 2002

Net loss as reported	$(5,662,550)	$(3,971,096)	$(15,593,253)	$(11,019,892)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(43,592)	(91,746)	(234,858)	(329,986)
Pro forma net loss	$(5,706,142)	$(4,062,842)	$(15,828,110)	$(11,349,879)

Loss per share as reported	$(0.19)	$(0.16)	$(0.56)	$(0.46)
Pro forma loss per share	$(0.19)	$(0.16)	$(0.57)	$(0.47)

(5)                                 Contingencies

Durus Litigation

On August 5, 2003, the Company filed a lawsuit against Scott Sacane, Durus Capital Management, LLC, Durus Capital Management (N.A.), LLC, Durus Life Sciences Master Fund Ltd. (the “Master Fund”) and Artal Long Biotech Portfolio LLC in United States District Court for the District of Connecticut.  Among other things, the lawsuit seeks injunctive relief and damages arising from defendants’ violation of federal securities laws and a standstill agreement entered into between the Company, Durus Capital Management, LLC and Mr. Sacane in April 2003.  In addition, the lawsuit seeks recovery of trading profits under Section 16(b) of the Securities Exchange Act of 1934.

On April 11, 2003, Aksys entered into an agreement (the “April 2003 Agreement”) with Durus Capital Management, LLC and Mr. Scott Sacane.  The Company believes that Durus and related entities (collectively, “Durus”) comprise a hedge fund principally engaged in the business of investing in growth stage biotechnology and medical equipment companies.  Mr. Sacane is the manager of this hedge fund.  Based on recent regulatory filings made by the Master Fund, the Company believes that the board of directors of the Master Fund has instructed Mr. Sacane to no longer take action on behalf of Durus.

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

On October 9, 2003, the Company signed a standstill agreement with the Master Fund. This agreement is a temporary measure designed to maintain the status quo while the Company seeks to negotiate a settlement with Durus.  Notwithstanding these settlement discussions, the Company intends to continue to pursue vigorously all of its rights and remedies against Mr. Sacane and Durus.  In addition, the Company and its financial and legal advisors continue to review the implications of Durus’ position under the Company’s Rights Plan.

Other Litigation

In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock. A dispute arose as to whether a fee was payable under this letter, and litigation ensued. In March 2003, the Company and the investment banking firm settled this litigation.  The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003.  The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings. An estimated liability was recorded in the Company’s consolidated financial statements as of December 31, 2002 related to the above settlement.  At June 30, 2003, the full $160,000 in advisory fees had been paid.

(6)                                 Liquidity and Capital Resources

It is the Company’s plan to raise the additional capital required to fund commercial activities in 2003 and beyond through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company.  In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that its cash and short-term investments are sufficient to finance the Company’s operations through September 30, 2004.

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

(7)                                 Financing Activities

On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited (“Kingsbridge”).  This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002.  Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company could sell common stock at its sole discretion over a 24-month period on a “when and if needed” basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement. During the nine months ended September 30, 2003, the Company issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15.0 million in proceeds. As of September 30, 2003, the Company had fully drawn the equity line with Kingsbridge and does not currently have a similar arrangement with Kingsbridge or any other entity.

On June 30, 2003 the Company issued 1,363,637 shares of common stock and a warrant to purchase 204,546 shares of stock at an exercise price of $13.75 per share to a single investor and received net proceeds of $13.8 million dollars.  This warrant had a fair value of $1,007,745 using the Black Scholes pricing model.  The Company also issued a warrant to purchase 136,364 shares of common stock at an exercise price of $15.00 per share to an investment banking firm that acted as placement agent in this transaction as partial consideration for their services. This warrant had a fair value of $622,908 using the Black Scholes pricing model. The Company sold the foregoing securities in a public offering pursuant to its shelf registration statement.

(8)                                 Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant impact on the Company’s consolidated financial position or results from operations.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception in January 1991, the Company has been engaged in the development of hemodialysis products and services for patients suffering from end-stage renal disease (“ESRD”), commonly known as chronic kidney failure. The Company has developed an automated personal hemodialysis system, known as the Aksys PHDTM Personal Hemodialysis System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. During the quarter ended September 30, 2002, the Company commenced commercial activities and was no longer considered to be in the development stage. The Company expects to incur additional losses in the foreseeable future.

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

Comparison of Results of Operations

For the three-month and nine-month periods ended September 30, 2003, the Company reported net losses of $5.7 million ($0.19 per share) and $15.6 million ($0.56 per share), compared with net losses of $4.0 million ($0.16 per share) and $11.0 million ($0.46 per share) for the three-month and nine-month periods ended September 30, 2002.  The factors contributing to the increase in net loss are discussed below.

Revenue.   Revenue for the three-month period ended September 30, 2003 was $411,000, an increase of $242,000 or 143% from $169,000 in the comparable period of 2002. The increase in revenue is attributed to the growth in product placement and service and supply agreements.  Product revenue of $325,000 resulted from the sale of seven PHD Systems totaling $292,000 and product revenue on rentals totaling $33,000.  Service and supplies revenue totaled $86,000 for the quarter.  For the nine-month period ended September 30, 2003, revenue was $815,000, an increase of $646,000 or 382% from $169,000 for the nine months ended September 30, 2002.  Product revenue of $651,000 resulted from the sale of 15 units totaling $593,000 and rental revenue totaling $58,000.  Service and supplies revenue totaled $164,000. The Company reported its first commercial sales in the comparable three-month period of 2002.

Cost of sales.   Total cost of sales for the three months ended September 30, 2003 was $1.3 million, an increase of $466,000 or 56% from $810,000 in the prior year period. The increase is due to additional units in service during the current period compared to the prior-year period.  The additional units required an increase in the number of service technicians and consumable supplies. Product cost of sales was $495,000, a decrease of $87,000 or 15% from  $582,000 for the comparable period in 2002. The cost of units sold or leased increased  $220,000 or 110% from $200,000 to $420,000 because of the increase in the number of units sold or leased; however, this increase was offset by a decrease in inventory write-down during the period.  During the quarter ended September 30, 2003, an inventory adjustment was recorded as product cost of sales in the amount of $75,000, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  That adjustment was $383,000 for the three months ended September 30, 2002.  The adjustment to reduce inventory to the lower of cost or market decreased because fewer units were completed during the three months ending September 30, 2003 than in the comparable period in 2002.  Production of Phase I PHD machines ceased during the quarter, in preparation for Phase II production.  Phase II machines are expected to reduce production costs by $15,000 per unit.  For the nine months ended September 30, 2003, cost of sales increased $2.3 million or 192%, from $1.2 million in the prior year to $3.5 million in the current year.  Commercialization began in the three-month period ended September 30, 2002; therefore, the increase is due to additional units in service during the current nine-month period compared to the prior year period. Product cost of sales was $1.7 million, an increase of $756,000 or 79% from $955,000 for the comparable period in 2002.  This increase is primarily due to the cost of the units sold in the period. During the nine months ended September 30, 2003, the inventory adjustment recorded to value the PHD machines at the lower of cost or market, included as product cost of sales, was $817,000.  This is an increase of $62,000 or 8% compared to an adjustment of $755,000 for the nine months ended September 30, 2002.

The cost of producing the PHD System is currently in excess of its market price.  The Company expects to rely primarily on reductions in the production cost of the PHD System in order to realize a positive gross margin on sales.  The Company is implementing plans and continues to work diligently to achieve cost reductions on the PHD System.  These efforts include, among others, redesigning PHD subsystems and sourcing alternative materials and supplies.  While no assurance can be given that such cost reduction plans or efforts will be successful, or that the Company will be able to achieve a positive gross margin on sales of the PHD System in the future, the Company plans to reduce the cost of the PHD machine to below the market price by the end of 2004.

Service and supplies costs for the three-months ended September 30, 2003 were $781,000, an increase of $553,000 or 243% from $228,000 for the same period in 2002. For the nine months ended September 30, 2003 the services and supplies costs increased $1.6 million or 702% to  $1.8 million from $228,000 for the same period in 2002.  The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff during the early phases of the product launch.  The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  The Company expects that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.  Service and supply costs have increased compared to the comparable periods in 2002 because of additional patients using the PHD System.

Operating expenses.   Operating expenses for the three-month period ended September 30, 2003 were $4.9 million, an increase of $1.5 million or 44% from $3.4 million for the comparable period in 2002.  This increase in expenses was due to an increase in research and development expenses of $0.3 million, sales and marketing expenses of $0.6 million, and general and administrative expenses of $0.6 million.  For the nine months ended September 30, 2003, operating expenses increased to $13.1 million compared to $10.2 million in the nine months ended September 30, 2002, an increase of $2.8 million or 27%.  This increase in expenses was due to an increase in research and development expenses of $0.3 million, sales and marketing expenses of $1.6 million, and general and administrative expenses of $0.9 million.   Increases in each specific area are discussed below.

Research and development expenses for the quarter ended September 30, 2003 were $1.8 million, an increase of $0.3 million or 20%  from $1.5 million for the same period in 2002.  For the nine months ended September 30, 2003, research and development expenses increased to $4.8 million from $4.5 million in the same period in 2002, an increase of $0.3 million or 7%.  The increase is primarily due to the donation of two PHD units to be used for clinical research and contracted costs associated with improving future PHD performance.

For the three-month period ended September 30, 2003, sales and marketing expenses increased to $1.1 million, a $0.6 million or 100% increase compared to the three-month period ended September 30, 2002.  The increase reflects costs associated with the scale up of the sales and marketing resources to support the commercialization of the PHD System.  For the nine months ended September 30, 2003, sales and marketing expenses increased to $3.5 million, a $1.6 million or 89% increase compared to $1.8 million for the same period in 2002. This increase is also attributed to support of the commercialization of the PHD System.

General and administrative expenses for the quarter ended September 30, 2003 were $2.0 million compared to $1.4 million in the quarter ended September 30, 2002, an increase of $0.6 million or 43%.  For the nine months ended September 30, 2003, general and administrative expenses were $4.8 million, compared to $3.9 million for the comparable period in 2002, an increase of $0.9 million or 23%.  The increase is a result of personnel additions necessary to support the commercialization efforts, and approximately $0.4 million in costs related to the Durus litigation.

Partnership Agreements

The Company added seven clinic partnership agreements in the quarter ended September 30, 2003, bringing the total number of partnership agreements signed to date to 25.  A typical agreement may provide for an initial market assessment and also allows a clinic to lease on a long-term basis or purchase multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement with the expectation that a long-term lease or purchase arrangement will follow.  For Medicare reimbursement, the customer is required to become home certified.  The Company provides training to the clinics, which then provide training to patients. The Company is available to support clinics or patients 24 hours a day, seven days a week.

Liquidity and Capital Resources

Cash Flows

The Company has financed its operations to date primarily through public and private sales of its securities. At September 30, 2003, the Company had funds available to support operations of $26.7 million, including cash and cash equivalents of $21.4 million, short-term investments of $4.7 million and long-term investments of $0.6 million.

Net cash used in operating activities was $15.9 million for the nine months ended September 30, 2003, compared to $11.8 million in the nine months ended September 30, 2002.  The increase is principally due to the $4.6 million increase in the net loss for the nine months ended September 30, 2003, partially offset by reduced investments that the Company made in working capital, primarily in inventory. The increase in the net loss is due to increased unit sales, at a loss on each unit, increased servicing of units in use, at a loss per unit, and an increase in the corporate infrastructure necessary to support commercialization.

Net cash provided by investing activities was $4.9 million in the nine months ended September 30, 2003, compared to net cash used in investing activities of $12.5 million in the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, $18.9 million of investments matured, partially offset by $13.1 million in new purchases of investments, and $.6 million invested in PHD systems rented to customers in the current year.  During the nine months ended September 30, 2002, the Company purchased investments of $21.3 million, partially offset by maturing investments of $8.8 million.

Net cash provided by financing activities was $31.5 million for the nine months ended September 30, 2003, compared to $16.7 million in the nine months ended September 30, 2002.  The increase is principally due to the equity line of credit draw of $15 million and the sale of stock to a single investor which generated net proceeds of $13.8 million in the nine months ended September 30, 2003, compared to $16.5 million financed by a private placement of common stock in the nine months ended September 30, 2002.

Financing Needs

On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited (“Kingsbridge”).  This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002.  Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company could sell common stock at its sole discretion over a 24-month period on a “when and if needed” basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement. During the nine months ended September 30, 2003, the Company has issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15.0 million in proceeds. As of September 30, 2003, the

Company had fully drawn the equity line with Kingsbridge and does not currently have a similar arrangement with Kingsbridge or any other entity.

On June 30, 2003 the Company issued 1,363,637 shares of common stock and a warrant to purchase 204,546 shares of stock at an exercise price of $13.75 per share to a single investor and received net proceeds of $13.8 million dollars.  This warrant had a fair value of $1,007,745 using the Black Scholes pricing model.  The Company also issued a warrant to purchase 136,364 shares of common stock at an exercise price of $15.00 per share to an investment banking firm that acted as placement agent in this transaction as partial consideration for their services. This warrant had a fair value of $622,908 using the Black Scholes pricing model. The Company sold the foregoing securities in a public offering pursuant to its shelf registration statement.

The Company estimates that during the next twelve months it will spend between $25 and $28 million to fund operations, including U.S. commercialization activities of the PHD System. The Company expects that cash outlays will increase due to manufacturing scale-up to support expanding commercialization of the PHD System and an increase in short-term rentals prior to purchases of the PHD. The Company believes that cash and short-term investments raised through September 30, 2003 are sufficient to finance its current commercial and operating plans through September 30, 2004.

The Company plans to raise additional capital to fund operations through public and/or private equity or debt financings in the last three months of 2003 or in 2004.  The additional capital required for commercialization may not be available on terms acceptable to the Company or may not be available at all.

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

The disclosure of Durus’ position has been and continues to be an extremely disruptive force in the market for Aksys’ stock.  Of the 29.8 million issued and outstanding shares of Aksys common stock, less than 30%, or approximately 8 million shares, are held by persons other than Durus.  As a result of Durus’ substantial position, the common stock: (1) is far less liquid than it was prior to Durus’ accumulation, (2) is now in the hands of far fewer investors, and (3) has been and likely will continue to be for the foreseeable future subject to wide price fluctuations.  As such, there is a risk that Aksys may lose its institutional investor base and research coverage.

Generally, the Company expects U.S. customers to lease or purchase PHD Systems and enter into contracts whereby the Company will provide all consumables, service and product support related to the PHD Systems for a single monthly price. Some customers enter into a short term rental agreement prior to finalizing a long-term lease or sale.  The Company limits the length of time a customer may rent a machine without a long term agreement.  During the initial rental period the monthly price will include not only consumables, service and product support, but also a product rental fee.

The Company’s present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and services.

Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital.  In addition to any debt or equity financing transactions, the Company may seek to finance working capital requirements through equipment and receivable financing with a commercial lender.  The Company has not yet obtained a commitment for such equipment or receivable financing, and there can be no assurance that the Company will be able to obtain equipment or receivable financing on acceptable terms or at all.

The Company has not generated taxable income to date.  At September 30, 2003, the net operating losses available to offset future taxable income were approximately $127.5 million.  Because the Company has experienced ownership changes as a result of the issuance of additional common shares, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given the Company's historical losses and uncertainty with respect to the Company's ability to generate taxable income, there is a full valuation allowance at September 30, 2003.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by the Company with the Securities and Exchange Commission and in the Company’s written and oral statements made by or with the approval of an officer of the Company constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,” “expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions, identify forward-looking statements made by or on behalf of the Company.  These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit the Company to be profitable; (iii) market, regulatory reimbursement and competitive conditions; (iv) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis including without limitation, manufacturing and servicing cost reduction efforts; (v) the Company’s ability to obtain sufficient capital on acceptable terms to run its business; (vi) risks inherent in relying on third parties to manufacture the PHD System;  (vii) changes in the FDA’s

Quality Systems Requirements; and (viii) risks related to the accumulation of the Company’s common stock by Durus.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II – OTHER INFORMATION

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

The Company has received information requests from the SEC and NASDAQ in connection with the Durus matter.  The Company is cooperating with the SEC and NASDAQ.

In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock.  A dispute arose as to whether a fee was payable under this letter, and litigation ensued.  In March 2003, the Company and the investment banking firm settled this litigation.  The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003.  The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings.  An estimated liability was recorded in the Company’s consolidated financial statements as of December 31, 2002 related to the above settlement. At June 30, 2003, the full $160,000 in advisory fees had been paid.  The Company has an accrued liability of $75,000 with respect to this matter as of September 30, 2003.

Item 5.                    Other Information

Durus’ Accumulation of the Company’s Common Stock

On April 11, 2003, Aksys entered into an agreement (the “April 2003 Agreement”) with Durus Capital Management, LLC and Mr. Scott Sacane.  The Company believes that Durus and related entities (collectively, “Durus”) comprise a hedge fund principally engaged in the business of investing in growth stage biotechnology and medical equipment companies.  Mr. Sacane is the manager of this hedge fund.  Based on recent regulatory filings made by the Master Fund, the Company believes that the board of directors of the Master Fund has instructed Mr. Sacane to no longer take action on behalf of Durus.

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

Risks Related to Durus’ Position in the Company’s Stock

The disclosure of Durus’ position has been and continues to be an extremely disruptive force in the market for Aksys’ stock.  Of the 29.8 million issued and outstanding shares of Aksys common stock, less than 30%, or approximately 8 million shares, are held by persons other than Durus.  As a result of Durus’ substantial position, the common stock: (1) is far less liquid than it was prior to Durus’ accumulation, (2) is now in the hands of far fewer investors, and (3) has been and likely will continue to be for the foreseeable future subject to wide price fluctuations.  As such, there is a risk that Aksys may lose its institutional investor base and research coverage.

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

On October 9, 2003, the Company signed a standstill agreement with the Master Fund.  This agreement is a temporary measure designed to maintain the status quo while the Company seeks to negotiate a settlement with Durus.  Notwithstanding these settlement discussions, the Company intends to continue to pursue vigorously all of its rights and remedies against Mr. Sacane and Durus. In addition, the Company and its financial and legal advisors continue to review the implications of Durus’ position under the Company’s Rights Plan.

Item 6.                    Exhibits and Reports on Form 8-K

(a)	Exhibits

(10.1) Agreement among Aksys, Ltd., Durus Capital Management, LLC and Scott Sacane dated April 11, 2003 (incorporated by reference to Aksys’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(10.2) Standstill Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund, Ltd. dated October 9, 2003 (incorporated by reference to Aksys’ Current Report on Form 8-K filed October 10, 2003).

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 2, 2003 and July 25, 2003, the Company filed current reports on Form 8-K reporting matters under Item 5 and Item 7.

On August 6, 2003, the Company furnished under Item 7 and Item 9 of Form 8-K a copy of its earnings press release for the second quarter of 2003.  This release, which is required to be furnished under Item 12 of Form 8-K, was furnished under Item 9 pursuant to interim reporting guidance provided by the SEC.

Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.

Date:	November 14, 2003	By:	/s/ William C. Dow

William C. Dow
President, Chief Executive Officer and Director

/s/ Lawrence D. Damron

Lawrence D. Damron
Senior Vice President and Chief Financial Officer