Form 10-K
period 2003-12-31
AKSYS LTD
filed 2004-03-15
CIK 902600

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or
☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-28290

AKSYS, LTD.
(Exact name of registrant as specified in its charter)

Delaware	36-3890205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Marriott Drive, Lincolnshire, IL	60069
(Address of Principal executive offices)	(Zip Code)

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $131,382,000 as of June 30, 2003, based on the closing sale price of $12.90 as reported by the Nasdaq National Market. This calculation of market value has been made for the purpose of this report only and should not be considered as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

        As of March 8, 2004 the registrant had 29,806,475 shares of Common Stock issued and outstanding.

AKSYS, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Background

        Aksys, Ltd. was founded in 1991 to provide hemodialysis products and services for patients suffering from end-stage renal disease ("ESRD"), commonly known as chronic kidney failure. We have developed an automated personal hemodialysis system, known as the Aksys Personal Hemodialysis (PHD™) System (the "PHD System"), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. The terms "Aksys," the "Company," "we," "us" and "our" as used in this report refer to Aksys, Ltd., a Delaware corporation, and, unless we state otherwise or the context otherwise requires, its subsidiaries.

        On March 27, 2002, we announced receipt of Food and Drug Administration ("FDA") clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. 510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

        During the quarter ended September 30, 2002, we commenced commercial activities and are no longer considered to be in the development stage.

        On October 7, 2002, we announced the receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area. The certification approved the PHD System for home use. Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

The Marketplace

        Our target market is the ESRD treatment market. A healthy human kidney continuously removes waste products and excess water from the blood. ESRD is a slow, progressive loss of kidney function caused by inherited disorders, prolonged medical conditions such as diabetes and hypertension, or the long-term use of certain medications. ESRD is irreversible and lethal if untreated. Life can be sustained only through transplantation or dialysis. Transplantation is severely limited due to the shortage of suitable donors, the incidence of organ transplant rejection and the age and health of many ESRD patients. The vast majority (over 90%) of patients, therefore, must rely on dialysis for the remainder of their lives.

        We estimate that over $23 billion was spent in the U.S. during 2001 for the treatment of patients suffering from ESRD, of which more than $7 billion was directly related to dialysis treatment. Based upon information published by The Centers for Medicare and Medical Services ("CMS"), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to an estimated 292,000 at the end of 2001. The current estimated annual growth rate of ESRD patients in the U.S. is approximately 5%. In addition, it is estimated that there were approximately 486,000 dialysis patients in Europe and Japan at the end of 2001. We believe that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 62), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively more rapid growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk (i.e., with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney), and (v) a possible increase in the use of medications that damage the kidneys.

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

Reimbursement

        Demand for our products and services is influenced by governmental and other third-party reimbursement programs because providers of ESRD treatment are reimbursed by Medicare, Medicaid and private insurers.

Medicare Reimbursement

        Medicare generally provides health insurance coverage for persons who are age 65 or older and for persons who are completely disabled. Medicare also provides coverage for other eligible patients, regardless of age, who have been medically determined to have ESRD. For patients eligible for Medicare based solely on ESRD (generally patients under age 65), Medicare eligibility begins three months after the month in which the patient begins dialysis treatments. During this three-month waiting period either Medicaid, private insurance or the patient is responsible for payment for dialysis services. This waiting period is waived for individuals who participate in a self-care dialysis training program, or are hospitalized for a kidney transplant and the surgery occurs within a specified time period.

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

        Medicare generally is the primary payer for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payer for ESRD patients during the 30-month coordination period if, before becoming eligible for Medicare on the basis of ESRD, the patient was already age 65 or over (or eligible for Medicare based on disability) unless covered by an employer group health plan (other than a "small" employer plan) because of current employment. This rule eliminates for many dual-eligible beneficiaries the 30-month coordination period during which the employer plan would serve as primary payer and reimburse health care providers at a rate that we believe may be higher than the Medicare composite rate. The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both age (or disability) and ESRD have been the subject of frequent legislative and regulatory changes in recent years and there can be no assurance that such rules will not be unfavorably changed in the future.

        When Medicare is the primary payer, it reimburses 80% of the composite rate set by the Medicare prospective reimbursement system for each dialysis treatment. The beneficiary is responsible for the remaining 20%, as well as any unmet Medicare deductible amount, although an approved Medicare supplement insurance policy, other private health insurance or Medicaid may pay on the beneficiary's behalf. Reimbursement rates are subject to periodic adjustment based on certain factors, including budget and other legislation and costs incurred in rendering the services if tied to certain criteria. The composite reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous Congressional actions resulted in net reductions of the average composite reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in December 1990. Effective January 1, 1991, Congress increased the ESRD composite reimbursement rate, resulting in an average rate of $126 per treatment. The Balanced Budget Refinement Act of 1999 raised the composite rate by 1.2% in 2000 and an additional 2.8% in 2001.

        Reimbursement for home dialysis can be made in two ways. A beneficiary may choose to receive home dialysis equipment, supplies and support services directly from a facility or they may choose to make arrangements with a single supplier for equipment and supplies. If the beneficiary chooses to use a facility, the facility receives the composite rate for each treatment the patient performs at home. If the beneficiary chooses to make independent arrangements, the supplier bills Medicare on an assignment basis and payment is made at a capped rate of no more than $1,481, except for continuous cycling peritoneal dialysis ("CCPD"). There is a monthly payment cap of $1,975 for CCPD.

        The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies. Actions to change such rate usually occur in the context of federal budget negotiations.

        We cannot predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program. Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on our prospects, revenues and earnings. In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare—the occurrence and effect of which are uncertain. See "—Potential Health Care Legislation."

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

Private Reimbursement

        Some ESRD patients have private insurance that covers dialysis services. As discussed above, health care providers receive reimbursement for ESRD treatments from the patient or private insurance during a "waiting period" of up to three months before the patient becomes eligible for Medicare. In addition, if the private payer is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare. In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient's eligibility or entitlement to Medicare benefits.

        We believe that before Medicare primary coverage is established, private payers may reimburse dialysis expenses at rates higher than the per-treatment composite rate set by Medicare. When Medicare becomes a patient's primary payer, private insurance often covers the per-treatment 20% coinsurance that Medicare does not pay.

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

Hemodialysis

        CMS estimates that as of December 31, 2001, approximately 90% (263,000) of the ESRD dialysis patients in the United States were receiving hemodialysis. Fewer than 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient's blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

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

Peritoneal Dialysis

        CMS estimates that as of December 31, 2001, approximately 10% (29,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient's peritoneum, a large membrane rich in blood vessels that surrounds many of the body's internal organs, as a filter to eliminate toxins and excess fluids from the patient's blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient's peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis ("CAPD"), the process of exchanging dialysate into and out of the patient's peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis ("CCPD"), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms of treatment require strict aseptic technique.

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

        We believe that these health problems are caused in part by inadequate doses and frequency of dialysis. The amount of toxins removed from the blood during dialysis is widely accepted to be determined by a formula indicating that hemodialysis is most efficient in the earlier stages of therapy. Thus, simply increasing the duration of a treatment session is not the most efficient way to improve the dose of hemodialysis. Rather, the efficiency of hemodialysis and the delivered dose can be improved with more frequent dialysis sessions of shorter duration. More frequent sessions also decrease the severe oscillations in toxin and hydration levels associated with the prevailing three times per week dialysis regimen and should result in fewer side effects.

        The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost. According to CMS, total annual treatment costs per dialysis patient have risen from $33,400 in 1988 to $70,200 in 2000. The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the "composite rate") has been capped since 1983, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis. Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

        Peritoneal Dialysis.    Although peritoneal dialysis accounted for 10% of the dialysis patient population in 2001 according to CMS, approximately 22% (or 6,000) of the patients in the United States switched to outpatient in-center hemodialysis annually. We believe that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient "burnout" and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

        We believe that most new peritoneal dialysis patients choose CCPD, in part, in an attempt to improve clinical outcomes. Although CCPD addresses some of the limitations imposed by CAPD, it continues to present a risk of infection of the peritoneum and in many cases requires some residual kidney function to achieve adequate levels of dialysis. Moreover, because CCPD must often be supplemented with peritoneal dialysis performed by the patients during the day using the CAPD method, patient "burnout" also occurs.

Home Hemodialysis as an Alternative

        We believe that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients. We completed a clinical trial of the PHD System in November 2000, whereby a total of 23 patients converted from three times per week dialysis at home to a treatment regimen of more frequent dialysis on the PHD System. Patients showed better clinical outcomes and improved quality of life on more frequent dialysis. Since then, more than 8,000 dialysis treatments have been performed by patients on the PHD System, including over 7,000 treatments at home.

        Several other studies over the past 34 years indicate that increasing the number of dialysis treatments per week leads to dramatic improvements in patients. Several study centers report that most of the ESRD patients who performed hemodialysis on a daily basis reported that daily hemodialysis gave them a more positive attitude toward treatment and a higher quality of life. Neither we nor the PHD System was involved in the treatments received by patients in these other studies and we did not fund these studies. Moreover, patient selection for these studies was not randomized; we gathered the data on a retrospective basis from providers that we knew were treating patients with a daily hemodialysis regimen. Consequently there can be no assurance that the patient populations in these studies are representative of the general ESRD patient population. As a result, these studies should not be deemed to have established the impact of daily hemodialysis on clinical outcomes.

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

        There is also a perception that vascular access complications arising from inserting the needles into the patient's blood access site may increase with daily treatment sessions. These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients. We believe that vascular access complications should not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease. That belief is based on data collected from patients using a native fistula. We have collected little data from patients using artificial blood vessel grafts or central venous catheters, and there is no assurance that such grafts or catheters will withstand daily treatment. There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of "single needle" vascular access devices which reduce the number of punctures by half, (ii) the use of central venous catheters which eliminate the need to use needles at all, (iii) novel graft materials, (iv) new, totally implanted central venous catheters with titanium ports and (v) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher. We have a license agreement with Dr. Twardowski. See "—Intellectual Property—Twardowski License."

        We believe that most barriers to a more frequent hemodialysis regimen could be overcome if it were available in the patient's home, but to date no hemodialysis device has become sufficiently available to establish home hemodialysis as a standard alternative therapy for the general dialysis patient population.

Product Development

The Aksys PHD System

        By addressing the many drawbacks of conventional hemodialysis systems, which have prevented the widespread use of daily home hemodialysis, we believe our products and services can be instrumental in improving clinical outcomes, decreasing the total treatment costs and improving quality of life for dialysis patients. The following chart describes how the PHD System addresses the drawbacks presented when ESRD patients and helpers use conventional systems for home hemodialysis:

Drawback	Conventional Home Systems	Aksys PHD System
Complexity	Complicated equipment designed for operation only by trained personnel	Designed for ease of operation at home, including computerized, user-friendly interface.
Time and Effort	Difficult and time consuming to setup, operate, clean and maintain.	Fully automated, reducing operator involvement.
Cost of Consumables	Requires frequent replacement of blood circuit.	Integrated automatic disinfection system designed to enable safe and effective reuse of blood circuit.
Storage Requirements	Large volume of consumables and dialysate consumed each month.	Substantially fewer and smaller items consumed with each treatment.

        We believe that the PHD System offers patients simplification and control. The new technology of the PHD System integrates four systems into one: water purification, delivery of dialysis, dialyzer reprocessing and online manufacturing of infusion-quality solution. The PHD System is a fully automated personal dialysis instrument designed to enable operators to perform hemodialysis in a self-care setting, such as the patient's home, on a frequent or daily basis. The PHD System is designed to reduce the patient's time and effort involved in performing each hemodialysis treatment with minimal assistance. Through a touch sensitive display screen with instructions available on a graphic video display, the PHD System is designed to be less intimidating and easier to use than current hemodialysis systems.

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

        At the end of a treatment session, the operator reconnects the blood tubing set to the system and replaces the two small bottles of acid and bicarbonate powder, which are used to produce the dialysate for the patient's next treatment. The PHD System then automatically flushes and disinfects all fluid pathways, performs a self-diagnostic test to determine whether the disinfection was adequate and readies itself for the next treatment session without further patient involvement.

Services Supporting the PHD System

        To fully service hemodialysis patients, we are developing a service network to provide support for patients and dialysis providers in all aspects relating to the use and maintenance of the PHD System. Our service network provides the following: (i) delivery and installation of the PHD System,

(ii) technical service through a 24 hour call center and through field representatives who maintain and repair all components of the PHD System, (iii) delivery of consumables used in dialysis such as the artificial kidney and arterial and venous blood tubing (which are replaced periodically), water purification components and dialysate concentrate and (iv) customer service representatives who interface with the dialysis provider to address the status of, and any necessary changes in, the patient's treatment as ordered by the patient's physician. We believe that by providing all of the products and services necessary to perform hemodialysis at home as well as in other self-care settings and nursing homes, we can establish and maintain lasting relationships with patients and dialysis providers.

        The PHD System is intended to reduce total treatment costs for ESRD patients, including hospitalization costs. There is no reliable way at this time, however, to quantify the potential savings in total treatment cost. We have priced the PHD System at a level to fit within current reimbursement guidelines. Thus, we expect there will be little or no reduction in dialysis cost (as opposed to total treatment costs) associated with the PHD System.

        Although we believe that the PHD System provides a solution to many of the problems presented by conventional dialysis modalities, there are a number of risks that must be overcome in order for the PHD System to succeed, including, among others, achieving market acceptance and the uncertainty of obtaining regulatory clearance or approval in jurisdictions other than the United States and the European Economic Area.

2004 Activities

        During 2004, we expect that approximately $30 million of cash and short-term investments will be devoted to expanded commercialization of the PHD System, including sales and marketing activities, and service and support of the PHD System. Resources will also be directed toward using the platform technology incorporated in the PHD System to develop follow-on products.

Sales and Marketing

        In October 1997, the National Kidney Foundation released the results of the first comprehensive effort to standardize practices at U.S. dialysis centers (the Dialysis Outcomes Quality Initiative, or DOQI guidelines). The recommendations called for minimum doses of dialysis. This recommendation supports our belief that patients who receive a higher dose as a result of daily dialysis will benefit through improved clinical outcomes. We believe that the PHD System offers the potential for better clinical outcomes, lower total treatment costs and improved quality of life for dialysis patients. The relatively poor patient outcomes resulting from current dialysis treatment methods and the increasing total cost of treating ESRD patients have created significant demand for improved dialysis systems. Through the PHD System, we intend to capitalize on this demand by pursuing the following strategies.

        Target Specific Market Segments.    We currently market our products and services directly to providers of dialysis services; these providers may be independent businesses or national chains. We are staging the product availability across target geographies in order to develop efficiencies in our service network. We believe the PHD System will be particularly well received by patients living far from their dialysis centers, and we want to first have a service network that is well positioned to support these patients. In the meantime, we are focusing on core geographies with a high density of potential patients.

        Provide a Broad Range of Dialysis Products and Services.    We have developed a portfolio of services surrounding the PHD System. These services include the delivery, installation and maintenance of the equipment as well as training, technical support, nurse administration support and delivery of consumable supplies. The PHD may be sold or rented, and the services and additional products are provided for a single monthly fee.

        Measuring Quality of Patient Care.    The PHD System monitors many components of patient treatments. These patient treatment metrics allow the health care provider to record and document quality of care. There are well-established CMS guidelines for treating ESRD patients and we anticipate future payment structures will require documentation of quality measurements.

        Clinical and Patient Education.    Although home hemodialysis was an established modality in the 1970's, many of today's healthcare practitioners are unfamiliar with the requirements for establishing a home program and the process of managing patients in a home environment. We intend to focus a portion of the marketing effort on directly educating health care professionals about the benefits of more frequent dialysis and the benefits of treating patients at home. In addition, we intend to educate the patient population about this treatment modality as an option to be considered in conjunction with their physician.

        Phased Domestic and International Market Launch.    We believe that there is worldwide demand for a cost effective, more clinically effective approach to dialysis. In addition to our market launch in the United States, we have also begun selling in the United Kingdom, and have established marketing and regulatory resources in Japan. As of December 31, 2001, we estimate that there were approximately 286,000 dialysis patients in Europe and 200,000 dialysis patients in Japan.

        We operate with a relatively small direct sales force to market our products and services, primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups. We distribute and provide technical support for the PHD System through a combination of in-house resources and contracted third parties.

        Our largest customers, the Northwest Kidney Center, Dialysis Centers of Lincoln, Berkshire Medical Dialysis Center and Satellite Healthcare, Inc. accounted for 31%, 13%, 12% and 11%, respectively, of our revenues (by dollar volume) for fiscal year 2003.

        On October 20, 2003, we announced that we had signed a market assessment agreement with Gambro Healthcare, Inc., a national chain of dialysis clinics serving over 40,000 patients in the United States. The revenues generated by this agreement in fiscal year 2003 were not material to us.

Manufacturing and Suppliers

        We do not currently manufacture any component of the PHD System or related consumables. With respect to the PHD System, we have contracted with Peak Industries, Inc. ("Peak"), a contract manufacturer of medical devices, to assemble and produce the dialysis machine. Our agreement with Peak remains in effect through February 28, 2005, subject to earlier termination under specified circumstances. Peak specializes in the custom manufacturing of medical instrumentation and is certified to ISO 13485 for manufacture of such products. ISO 13485 is an internationally recognized quality systems standard for the medical device industry. Peak is also FDA registered and quality system regulations ("QSR") compliant. We may identify additional manufacturing locations in the future, whether or not owned by Peak, to avoid having to rely on a single location. There can be no assurances that we will be able to do so on acceptable terms. The manufacturing of our products is subject to quality regulations and other requirements prescribed by regulatory agencies. There can be no assurance that Peak or any other manufacturer of our products will continue to comply with applicable regulatory requirements or that Peak or any other manufacturer will be able to supply us with products in sufficient quantity or at all.

        Certain key accessories of the PHD System, such as the dialyzer, are available from other manufacturers. Other accessories and supplies, such as the blood tubing set and the dialysate chemicals supplied to people using the PHD System are custom made and packaged to our specifications by FDA-registered and QSR-compliant companies. There can be no assurances that any of these accessories and supplies will continue to be available on terms acceptable to us or at all.

Research and Development

        As of December 31, 2003, we employed a research and development staff of 36 full time employees, most of whom are engineers and technicians. In addition, we used contractors on an as needed basis to assist in the development process. The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 2003, 2002 and 2001, we incurred total research and development expenditures of approximately $6,691,000, $5,792,000, and $10,883,000, respectively.

Competition

        We compete in the kidney dialysis market with suppliers of hemodialysis and peritoneal dialysis devices, supplies and services. We do not compete with providers of dialysis services such as the national dialysis providers or managed care companies. Rather, we are marketing our products and services to these providers and working with them to make home hemodialysis a viable alternative to currently available treatment methods.

        Our primary competitors in supplying dialysis equipment, supplies and services are Baxter International Inc., Fresenius Medical Care AG and Gambro AB. These companies and most of our other potential competitors have substantially greater financial, scientific and technical resources, research and development capabilities, marketing and manufacturing resources and experience than we have, and greater experience in developing products, providing services and obtaining regulatory approvals.

        Our ability to successfully market our products and services could be adversely affected by pharmacological and technological advances in preventing the progression of ESRD in high-risk patients (such as those with diabetes and hypertension), technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants. There can be no assurance that competitive pressure or pharmacological or technological advancements will not have a material adverse effect on our business.

        We believe that competition in the market for kidney dialysis equipment, supplies and services is based primarily on clinical outcomes, price, product performance, cost-effectiveness, reliability and technological innovation and that competition in the home hemodialysis market will be based on these factors as well as on products being relatively easy to use, transport and maintain. Certain kidney dialysis equipment manufacturers and service providers currently own and operate, or may in the future acquire, dialysis treatment facilities and other providers. As a result, our ability to sell our products and services to these providers may be adversely affected.

Government Regulation

Food and Drug Administration

        The PHD System is regulated as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act"). Pursuant to the FDC Act, the FDA regulates the manufacture and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in, among other things, fines, injunctions and civil penalties; recall or seizure of products; total or partial suspension of production; denial or withdrawal of pre-market clearance or approval of devices; recommendations by the FDA that we not be allowed to enter into government contracts; and criminal prosecution. The FDA also has authority to require repair, replacement or refund of the cost of any device illegally manufactured or distributed by us.

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

        The PHD System is classified as a Class II device. On March 30, 1999, we filed an Investigational Device Exemption ("IDE") with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System. We received full IDE approval in July 1999, and in September 1999 began the clinical trial of the PHD System. Twenty-five patients participated in the trial at three centers. The protocol for the study called for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the PHD System and two months at home on the PHD System. The clinical trial was completed in November 2000, with 23 patients receiving dialysis on the PHD System. Over 8,000 dialysis treatments have now been performed by patients on the PHD System, including over 7,000 in the home.

        On March 27, 2002, we announced receipt of FDA clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. We had been working toward satisfying the regulatory requirements of the FDA since submitting a 510(k) pre-market notification for clearance to market the PHD System in January 2001. The FDA required 510(k) clearance prior to the commercialization of the PHD System in the United States.

        The FDC Act requires that medical devices be manufactured in accordance with the FDA's current QSRs. These regulations require, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with QSRs. If violations of the applicable regulations are noted during FDA inspections of the manufacturing facilities of our contract manufacturers, there may be a material adverse effect on the continued marketing of our products.

        Even though the FDA has cleared the PHD System, the FDA will periodically inspect the manufacturing facilities and processes for compliance with QSRs. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes may be subject to FDA inspection for compliance with QSRs.

Foreign Government Regulation

        On October 7, 2002, we announced receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area. The certification approved the PHD System for home use. Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

        We plan to market the PHD System in several foreign markets, including continental Europe and Japan, either through subsidiaries or through partnerships with others. Requirements pertaining to the PHD System vary widely from country to country. We believe the extent and complexity of regulations of medical devices such as the PHD System is increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained.

Intellectual Property

        As of March 1, 2004, we either owned or had exclusive rights to 47 U.S. patents and 30 foreign patents for technologies that are important to developing a safe, convenient, self-contained hemodialysis system. We have filed one additional patent application in the United States, and have additional patent applications pending in several other countries that have significant hemodialysis markets. We expect to file additional patent applications in the United States with respect to the PHD System as new technology is developed.

        Twardowski License.    On April 1, 1993, we entered into a License Agreement (the "Twardowski License") with Dr. Zbylut Twardowski, a member of our Scientific Advisory Board, granting to us worldwide exclusive license to the patent issued on August 9, 1994 entitled "Artificial Kidney for Frequent (Daily) Hemodialysis" expiring August 9, 2011, and several subsequent patents (the "Twardowski Patents"), the latest of which expires October 17, 2017. The Twardowski Patents relate to an artificial kidney intended to provide frequent (daily) home hemodialysis. The Twardowski License continues for as long as the Twardowski Patents remain in effect. The Twardowski License provides for royalty payments to Dr. Twardowski based on the revenue we receive from the sale or lease of the licensed product, with certain minimum semiannual royalty payments. If we fail to make any such minimum royalty payment, Dr. Twardowski has the option to convert the Twardowski License to a non-exclusive license. There can be no assurance that the Twardowski Patent will provide us significant exclusivity or benefit in our markets. Furthermore, competitors may develop alternative technology that achieves the same advantages as the Twardowski Patents.

        Boag License.    On April 1, 1993, we also entered into a License Agreement (the "Boag License") with Cynthia P. Walters for the use of a patent entitled "Dialyzer Reuse System" issued on September 22, 1987, which expires April 29, 2005 (the "Boag Patent"). The Boag License is exclusive subject to the rights of Servall Corp. to market its HR3000 product, a device for facilitating reuse of consumables with conventional hemodialysis machines. The Boag Patent relates to a dialysis reuse system for cleaning, sterilizing and testing a hemodialysis machine and its associated dialyzer and blood tubing set. The Boag License continues for as long as the Boag Patent remains in effect. The Boag License provides for royalty payments to Ms. Walters based on the revenue we receive from the sale or lease of the licensed product with a minimum semiannual royalty payment. Commencing with the third semiannual period after the first licensed product is sold, if we pay no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to convert the Boag License to a non-exclusive license. Also, commencing with the first semiannual period occurring five years after the first licensed product is sold, if we pay no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to terminate the Boag License. In the event of infringement of the patent by third parties, our right to enforce the patent is subject to the licensor's superior right to bring suit on its own and to recover all damages without accounting to us. There can be no assurance that the Boag Patent will provide us significant exclusivity or benefit in our markets. Furthermore, competitors may develop alternative technology that achieves the same advantages as the Boag Patent.

        Allergan License.    On March 11, 1996, we entered into a License Agreement (the "Allergan License") with Allergan, Inc. for the use of a U.S. patent entitled "Pressure Transducer Magnetically-Coupled Interface Complementing Minimal Diaphragm Movement During Operation" issued on February 28, 1995, which expires on February 28, 2012, and its foreign counterparts (the "Allergan Patent"). We have exclusive worldwide rights to the patented technology, limited to the field of use of kidney dialysis machines and methods. The Allergan License continues for as long as the Allergan Patent remains in effect and provides for royalty payments to Allergan based on manufacturing of the PHD System, which incorporates the patented technology. Royalty payments are to be made quarterly, with minimum annual royalty payments beginning in 1998. If we fail to pay the full minimum annual royalties, the License Agreement will terminate. If we pay at least half of the minimum annual royalties but do not pay such royalties in full, the License Agreement shall be converted to a non-exclusive license. There can be no assurance that the Allergan Patent will provide us significant exclusivity or benefits in our markets. Furthermore, competitors may develop alternative technology that achieves the same advantages as the Allergan Patent.

        There can be no assurance that any of our pending patent applications will be approved by the patent offices in the various jurisdictions in which they were filed. In addition, there can be no assurance that we will develop additional proprietary products or processes that are patentable or that any patents that may issue to or be licensed by us will provide us with competitive advantages. There can be no assurance that our patent applications or patents that may issue to or be licensed by us will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating our technologies. Furthermore, there can be no assurance that others will not or have not independently developed similar products, duplicated and designed any of our products or design around the patents that may issue to or be licensed by us. Any of the foregoing results could have a material adverse effect on our business, operating results and financial condition.

        Our commercial success depends, in part, on our ability to avoid infringing patents issued to others. The field of dialysis includes a significant number of patents that have been issued to third parties. We may receive from third parties, including potential or actual competitors, notices claiming that we are infringing third party patents or other proprietary rights. If it was determined that we were infringing any third-party patent, we could be required to pay substantial damages, alter our products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with our licensed patents or patent applications, and such competing or conflicting claims are ultimately determined to be valid, we may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If we are required to obtain any licenses, there can be no assurance that we will be able to do so on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse impact on our business, operating results and financial condition.

        In addition to patent licenses and applications for patents, we possess trade secrets, copyrights, proprietary know-how and unpatented technological advances. We seek to protect these assets, in part, by confidentiality agreements with ours business partners, consultants and vendors and non-competition agreements with our officers and employees. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or be independently developed by others.

Employees

        As of December 31, 2003, we had 103 full-time employees, 36 of whom were employed in research and development capacities, 20 of whom were employed in the technical and clinical services area, 19 of whom were employed in sales and marketing efforts, 13 of whom were employed in the general and administrative area, 16 of whom were employed in manufacturing, operations and regulatory groups and 4 of whom were employed in the United Kingdom subsidiary. We consider our employee relations to be good.

Product Liability Exposure

        Our business exposes us to potential product liability risks relating to the production, marketing and sale of dialysis products. There can be no assurance that we will be able to avoid significant product liability exposure. Upon commencement of the first human use of the PHD System in January 2000, we initiated product liability insurance coverage, with a limit of $10 million. There can be no assurance that such insurance coverage is sufficient, or that additional coverage will be available on acceptable terms or at all or that any insurance policy, if obtained, will provide adequate protection against potential claims. Furthermore, our agreements with contract manufacturers require us to obtain product liability insurance, and the failure to obtain adequate insurance coverage could materially and adversely affect our ability to produce the PHD System. A successful claim brought against us in excess of any insurance coverage maintained by us could have a material adverse effect on our business, operating results and financial condition. In addition, we have agreed to indemnify certain of our contract manufacturers against certain liabilities resulting from the sale of the PHD System.

Foreign Operations

        In April 1996, we established Aksys Japan, K.K. ("AJKK"), our indirect, wholly owned Japanese subsidiary. AJKK had no employees as of December 31, 2003. We have engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan. The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as we progresses through the stages of clinical studies, regulatory approval and market launch. All efforts and decisions are directed from our headquarters in Lincolnshire, Illinois.

        In 1999, we entered into a co-development and license agreement with Teijin Limited of Osaka, Japan. Under the agreement, Teijin has the right to develop, manufacture, seek regulatory approval, and upon such approval, to market, rent and sell the PHD System in Japan. In exchange, Teijin paid us a $7.0 million co-development fee, and will pay royalties to us of 10% of revenues received in connection with their sales and rentals of PHD Systems in Japan. Under the agreement, we have an option to sell the PHD System in Japan, but our exercise of this option would cause the royalty rate to drop to 5%. Teijin is a leading Japanese manufacturer of synthetic fibers, chemicals and plastics, with annual sales in excess of $8 billion, of which over $860 million is derived from pharmaceuticals and medical products.

        In August 1998, we established Aksys Healthcare, Ltd. ("AHL"), our indirect, wholly owned subsidiary in the United Kingdom. AHL employed four individuals at December 31, 2003. The primary purpose of AHL is to establish and develop our business in the United Kingdom and ultimately, continental Europe. In 2003, AHL recorded two sales and one rental agreement.

Available Information

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC.

        We make available free of charge, through a direct link from our website (www.aksys.com) to the SEC's web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Item 2. Properties.

        We lease approximately 41,500 square feet of office space in Lincolnshire, Illinois to conduct our research, development, marketing and administrative functions. This lease was initiated September 1, 1996 and expires August 31, 2006. We believe that our present facilities are adequate for our operations. At present, all manufacturing has been contracted out to third party subcontractors.

Item 3. Legal Proceedings.

Durus Settlement

        In February 2004, we announced the final settlement of all of our outstanding claims against Durus Life Sciences Master Fund Ltd. and other defendants for an aggregate payment to us of $48.7 million, which includes the purchase by certain defendants of $16.1 million of unsecured subordinated promissory notes and an earlier $4.6 million payment to settle claims under Section 16(b) of the Securities Exchange Act of 1934. We had filed a lawsuit in August 2003 after learning that Durus Life Sciences Master Fund Ltd. (the "Master Fund"), Scott Sacane, Durus Capital Management, LLC ("Durus Capital"), Durus Capital Management (N.A.), LLC ("Durus Capital (N.A.)") and Artal Long Biotech Portfolio LLC ("Artal") had acquired over 70% of our outstanding common stock. We refer to the Master Fund, Mr. Sacane, Durus Capital, Durus Capital (N.A.) and Artal collectively as "defendants" and individually as a "defendant."

        Background to the Litigation.    In April 2003, we entered into an agreement with Mr. Sacane and Durus Capital relating to shares of our common stock they then controlled through the Master Fund

(the "April 2003 Agreement"). We entered into the April 2003 Agreement after we learned that certain of the defendants had accumulated a position in our common stock in excess of the 15% ownership level that would potentially trigger our shareholder Rights Agreement.

        Pursuant to the terms of the April 2003 Agreement, Mr. Sacane and Durus Capital represented that they: (1) then owned 5,238,248 shares (approximately 19.5%) of our outstanding common stock, (2) crossed the 15% ownership level inadvertently, and (3) held this investment in the Company in the ordinary course of business and not for the purpose or with the effect of changing or influencing the control of the Company. In addition, they agreed to reduce their holdings to below 15% over a two-year period and not to purchase any additional shares of our common stock until such time as their ownership was less than 15% of the shares then-outstanding (and thereafter not in excess of 15% without the consent of our board of directors).

        After the close of business on July 24, 2003, Mr. Sacane informed us that he, together with the other defendants, had accumulated in excess of 19 million shares of our common stock in transactions he described as inadvertent. In a Schedule 13D filed with the SEC on July 28, 2003, the defendants disclosed that they owned 21,831,218 shares, or approximately 73%, of our then-outstanding common stock. The Master Fund owned 21,333,118 of these shares and Artal owned 498,100.

        In August 2003, we filed a lawsuit against the defendants in the United States District Court for the District of Connecticut. Our lawsuit sought injunctive relief and damages arising from the defendants' alleged violation of federal securities laws and the alleged breach of the April 2003 Agreement. In addition, our lawsuit sought recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934.

        In September 2003, we believe that certain investors in the Durus funds removed the Master Fund's board of directors and appointed a new board of directors. We believe that the new board took control of the Master Fund, including control over the 21,333,118 shares of our common stock owned by the Master Fund, and that Mr. Sacane, Durus Capital and Durus Capital (N.A.) ceased to exercise control over these shares. In October 2003, we entered into a standstill agreement with the Master Fund. This agreement served as a temporary measure designed to maintain the status quo while we sought to negotiate a settlement with the defendants.

        In January 2004, we settled the Section 16 claim against the defendants for $4.6 million. In February 2004, we settled all other claims against the defendants, and received as part of that settlement an additional $34.1 million in cash, of which $16.1 million was in exchange for unsecured subordinated promissory notes.

        Summary of the Settlement.    Pursuant to the settlement agreement, the Master Fund, among other things, agreed to pay us $28 million in cash (in addition to the $4.6 million paid by the Master Fund in respect of the Section 16 claim) to settle the remaining claims in our lawsuit and release any other potential claims against the defendants. In addition, the defendants agreed that they would not seek to exercise control over the Company and that they would not hold the shares or our common stock with the purpose or intent of changing or influencing the control or management of the Company. In furtherance of this agreement, the Master Fund and Artal agreed to execute irrevocable proxies directing that the shares of our common stock that they own be voted: (1) in favor of our nominees for our board of directors, William C. Dow (our President and Chief Executive Officer and a Class II director) and W. Dekle Rountree, Jr. (a Class II director), at our 2004 annual meeting of stockholders, (2) as directed by a majority of our independent directors with respect to any stockholder proposals at our 2004 annual meeting and (3) in proportion to the votes cast by all other holders of our common stock (other than the defendants) in future stockholder votes and with respect to other matters at the 2004 annual meeting. The authority granted by the proxies continues until the defendants' aggregate ownership of our common stock decreases below 15%, provided that once the defendants' aggregate ownership of our common stock decreases below 50% of the outstanding common stock, the authority granted by the proxies will apply only to those shares of common stock owned by the defendants in the aggregate in excess of 14.99% of our outstanding common stock. As of February 23, 2004, the Master Fund owned 21,333,118 shares of our common stock (which includes 281,454 shares issuable upon exercise of immediately exercisable warrants), and Artal owned 498,100 shares of our common stock, collectively representing approximately 73% of the outstanding shares of our common stock as of such date. Mr. Sacane, Durus Capital and Durus Capital (N.A.) have represented to us that they do not own any shares of our common stock, other than indirect interests in the shares of our common stock owned by the Master Fund, and the Master Fund and Artal have represented to us that Mr. Sacane, Durus Capital and Durus Capital (N.A.) do not exercise voting or dispositive power over any of the shares owned by the Master Fund or Artal. Pursuant to the settlement agreement, a representative of the Master Fund will have the opportunity to meet with our board of directors before or after each board meeting. In addition, we have amended our Rights Agreement to conditionally exempt the defendants therefrom.

        As part of the settlement, we entered into a registration rights agreement with the Master Fund and Artal whereby we agreed to use reasonable best efforts to register the shares held by them in one or more shelf registration statements and to keep these registration statement(s) effective for two years (the "effectiveness period"), subject to extension in the event that (1) we issue a blackout notice pursuant to the terms of the agreement (in which case the effectiveness period will be extended by the duration of such blackout), (2) the SEC imposes a stop order on the registration statement(s) or the registration statement(s) otherwise become ineffective (in which case the effectiveness period will be extended by the duration of such stop order or period of ineffectiveness), (3) we experience a material adverse event related to certain FDA matters and similar government regulatory matters (in which case the effectiveness period will be extended for up to 180 days) or (4) we effect the registration of our common stock for our own account or the account of another third party (in which case the effectiveness period will be extended for up to 180 days). The Master Fund has agreed that it will reduce its ownership of our common stock over time and that its position in our common stock will be under 15% by the end of the effectiveness period. During the first year of the effectiveness period, we may not effect the registration of any shares of our common stock without the Master Fund's consent. We have agreed to pay the first $500,000 of expenses associated with the registration of the Master Fund's and Artal's shares. The Master Fund and Artal will pay all fees and expenses of their counsel, all underwriting discounts and commissions, and any of our expenses in excess of $500,000. The registration rights agreement also contains customary indemnification provisions.

        We have also entered into a note purchase agreement with the Master Fund and Artal whereby the Master Fund and Artal purchased approximately $15.8 million and $0.3 million, respectively, of unsecured subordinated promissory notes (the "Notes") from us. The Notes are subordinated and junior in right of payment to all of our creditors, including trade creditors, and do not bear interest. We may repay the notes in cash at any time. After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock, we may repay the Notes in stock. Any stock issued in repayment of the Notes will be subject to registration rights pursuant to the registration rights agreement. The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009. If we elect to repay the notes in stock, the number of shares that we must deliver for payment will be determined based on the average of the closing prices of our common stock on the Nasdaq National Market over the twenty trading days preceding our election to repay in stock. The Notes will also become due and payable in cash upon a change of control. In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, we are required to pay to the holders of the an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) our stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount repaid.

        The foregoing summaries of the settlement agreement, the amendment to our Rights Agreement, the registration rights agreement and the note purchase agreement do not purport to be complete and are subject to, and qualified in their entirety by reference to, complete copies of these documents filed as exhibits to this report and deemed to be incorporated herein in their entirety.

Other Litigation

        In May 2001, we signed an engagement letter with an investment banking firm to raise capital through the sale of common stock. A dispute arose as to whether a fee was payable under this letter, and litigation ensued. In March 2003, we and the investment banking firm settled this litigation. We agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003. We also issued the investment banking firm 26,500 shares of our common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings. An estimated liability was recorded in our consolidated financial statements as of December 31, 2002 related to this settlement. At December 31, 2003, all amounts owed had been paid.

Item 4. Submission of Matters to a Vote of Security-Holders.

        There were no matters submitted for a vote of our stockholders during the quarter ended December 31, 2003.

Item 4A.    Risk Factors

Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before investing. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the market price of the common stock could fall, and you may lose all or part of the money you paid to buy such common stock. Also consider carefully the statements under the heading "Note on Forward-Looking Information" below. You should be prepared to accept the occurrence of any and all of the risks associated with purchasing our common stock, including a loss of all of your investment.

Risks related to Our Business

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

        We have not been profitable since our inception in January 1991. As of December 31, 2003, we had an accumulated deficit of approximately $129 million. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from our core business. We may never realize significant revenues from our core business or be profitable. Factors that will influence the timing and amount of our profitability include:

  •
  market acceptance of the PHD System;

  •
  our success in commercializing the PHD System, which will be difficult to achieve;

  •
  our ability to effectively and efficiently manufacture, market and distribute the PHD System; and

  •
  our ability to sell or rent the PHD System and related services at a price that covers our per unit costs, which result may be difficult to achieve, in part because of the significant restrictions on the reimbursement of dialysis treatment by the Medicare program, as discussed below, and the high cost of manufacturing the PHD System.

        We face significant challenges in shifting from the development stage to the commercialization stage for the PHD System. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in such a transition, and there can be no assurance that we will have any significant revenues or that we will ever achieve profitable operations.

Our cost to produce the PHD System and deliver related services and supplies currently exceeds the market price of the PHD System and related services and supplies.

        The pricing of the PHD System and related services and supplies is constrained by limitations on governmental and third party reimbursement programs. Although a team of our engineering personnel is currently implementing plans to reduce costs through redesign of PHD subsystems and we are attempting to source alternative materials and suppliers, there can be no assurance that we will be successful in these efforts.

        In addition, the cost of services and supplies for the PHD System currently exceeds the market price as a result of the need to have a local presence of field service and clinical service personnel in each geographical area that PHD Systems are sold. Although we anticipate that as more PHD units are placed in these geographical areas the per unit cost of services and supplies will decrease, there can be no assurance that we will be successful in placing a sufficient number of PHD units in the field to achieve these per unit cost reductions. Furthermore, the PHD System is comprised of new, complex, highly automated technologies, which operate in a rigorous process. While we continue to realize improvements in the PHD System's reliability as a result of the acquisition and development of new parts and subsystems, there can be no assurance that we will be successful in reaching industry norms for reliability. The reliability of the PHD System has a significant impact on our service cost.

        If a PHD is unavailable for treatments for more than a few days, the patient assigned to the machine must go back to his dialysis clinic for in-center treatment until his PHD is repaired. Although we have experienced infrequent incidents of patients on the PHD System needing to go back in center for treatments to date, we cannot assure you, based on our limited experience, that such incidents will not occur more frequently in the future.

Our business will fail if we cannot successfully commercialize the PHD System; because we have only recently begun this commercialization process, our success cannot be predicted and is uncertain. Our success is dependent on many variables entirely outside of our control.

        Acceptance of the PHD System in the marketplace by both potential users and purchasers (two separate groups with at times conflicting interests) is uncertain, and failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and become profitable. The success of the PHD System is dependent on many variables, including its safety, effectiveness and cost-effectiveness as an alternative dialysis modality. The failure to conclusively demonstrate each of these factors could significantly hinder market acceptance of our PHD System, and the failure of our PHD System to achieve sustained commercial viability or market acceptance would have a material adverse effect on us and your investment in Aksys. Moreover, successful commercialization will depend upon, among other things, market acceptance of the efficacy of daily hemodialysis. This will require substantial marketing efforts and the expenditure of significant funds by us to inform nephrologists, dialysis clinics, other healthcare providers and dialysis patients of the benefits of daily hemodialysis, and thus the benefits of the PHD System. In marketing the PHD system, we may encounter significant clinical and market resistance to:

  •
  using the PHD System;

  •
  home hemodialysis, which is currently employed by only a small percentage of patients suffering from end-stage renal disease; and

  •
  daily hemodialysis, which to our knowledge has never been a widely accepted dialysis alternative.

        There can be no assurance that our efforts will be successful or that the PHD System will ever achieve market acceptance. In addition, the PHD System is a personal system, designed for use by a single patient, and requires several hours after a dialysis treatment to prepare itself for the next treatment session. As such, it is very unlikely to be used in the prevailing method of outpatient hemodialysis, which generally involves treating patients three times per week for treatment sessions lasting between three and four hours. In this prevailing method of hemodialysis, patients receiving treatment on a given day are treated in shifts, with patients on succeeding shifts using dialysis machines employed during prior shifts.

        A number of other factors will affect the future success and sales of our product. These factors include:

  •
  the amount of government and private reimbursement for dialysis treatment;

  •
  whether the system will be safe or effective or that it will be cost-effective relative to other dialysis treatment alternatives;

  •
  whether daily hemodialysis will be shown to be more clinically effective than alternative dialysis modalities;

  •
  whether patients will be reluctant to administer and monitor the PHD System with limited or no supervision; and

  •
  whether there are unexpected side effects, complications or other safety issues associated with daily hemodialysis (or the PHD System) that may adversely affect the market for our products and services.

We are entirely dependent on the PHD System, our sole product.

        Since our inception, we have devoted substantially all of our efforts to the development of the PHD System. We expect to be entirely dependent for the foreseeable future on sales of, and services relating to, the PHD System for revenues. Our dependence on a single product creates significant risk for our company and stockholders.

Uncertainty and amount of third-party reimbursement could affect our profitability.

        Although most private insurance policies cover a substantial portion of the cost of dialysis treatment in the United States, most patients receiving dialysis treatment in the United States are insured by Medicare or Medicaid. Medicare and Medicaid provide reimbursement for dialysis treatment at set composite rates, which have not increased significantly since 1983. There can be no assurance that the current limitations or requirements on Medicare and Medicaid reimbursement for dialysis will not have a materially adverse effect on the market for the PHD System, that health administration authorities outside of the United States will provide reimbursement at acceptable levels or at all or that any such reimbursement will be continued at rates sufficient to enable us to maintain prices at levels sufficient to become profitable.

Competitors and technological advances could cause us to lose current and future business opportunities and materially harm our results of operations and ability to grow.

        The dialysis industry is characterized by competition for financing, executive talent, intellectual property and product sales. Most of our competitors have substantially greater financial, scientific and technical resources, research and development capabilities, manufacturing and marketing resources, technical and service networks and experience than us, and greater experience in developing products, providing services and obtaining regulatory approvals. Our competitors may succeed in developing products that are more effective and/or less costly than any that we may develop. We also expect that the number of our competitors and potential competitors will increase. There can be no assurance that we will be able to compete successfully against any existing or potential competitors.

        In order to compete effectively, we will need, among other things, to demonstrate the clinical and cost effectiveness of daily home hemodialysis using the PHD System. Our ability to successfully market our products and services could be adversely impacted by pharmacological and technological advances in preventing the progression of ESRD in patients (such as those with diabetes and hypertension), technological developments by others, development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants.

If we cannot develop adequate distribution, customer service and technical support networks, we may not be able to market and distribute our PHD System effectively.

        Our strategy involves contracting with dialysis providers to have us supply to dialysis patients the PHD System, dialysate and other consumables, patient training, customer service and maintenance and other technical service. To provide these services, we must develop networks of employees or independent contractors in each of the areas in which we intend to operate. There can be no assurance that we will be able to organize these networks on a cost-effective basis, or at all. The failure to establish these networks would have a materially adverse effect on us.

Our future sales could be adversely affected due to our limited marketing experience.

        We currently market our products and services primarily through our own sales force. We have limited experience in sales, marketing and distribution. There can be no assurance that we will be able to build an adequate marketing staff or sales force or that the cost of such will not be prohibitive, or that our direct sales and marketing efforts will be successful.

We are subject to extensive government regulation which can be costly, time consuming and subject us to unanticipated interruptions or delays in our commercial operations.

        The PHD System, our sole product, is subject to stringent government regulation in the United States and other countries. In the United States, the PHD System is regulated as a medical device by the FDA. In March 2002, we announced receipt of clearance from the FDA to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home; however, FDA clearance under 510(k) is subject to continual review and later discovery of previously unknown problems may result in restrictions on product marketing or withdrawal of the product from the market.

        In the European Economic Area, the PHD System is regulated as a medical device under the Medical Device Directive. In October 2002, we announced receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive. The certification approved the PHD System for home use. Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

        Additional government regulations may be established or imposed in the United States or the European Economic Area, or the interpretation or enforcement of such regulations may change, which could materially impact the regulatory clearances we have received for the PHD System and its continued commercialization.

        In addition, various statutes and regulations also govern the testing, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion of our products, which present significant compliance burdens for our company. Failure to comply with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

        The manufacture of the PHD System must also comply or ensure compliance with current QSR regulations promulgated by the FDA. We may be required to expend time, resources and effort in product manufacturing and quality control to ensure compliance even though our PHD System is manufactured currently by an independent contractor. If violations of the applicable regulations are noted during FDA inspections of manufacturing facilities, it may have a materially adverse effect on the continued marketing of our products.

        You should also be aware that proper regulatory approvals have not been completed in any jurisdictions other than the United States and the European Economic Area. There can be no assurance or guarantee that any of these approvals will be obtained in a timely manner or at all.

We rely on independent contract manufacturers for the manufacture of our PHD System. Our inability to manufacture the PHD System, and our dependence on independent contractors, may delay or impair our ability to generate revenues, or adversely affect our profitability.

        To be successful, our PHD System must be manufactured in commercial quantities and at acceptable cost. Production of this product, especially in commercial quantities, will create technical as well as financial challenges for us. We may encounter unexpected delays or costs in the scale-up of manufacturing operations. Further, no assurance can be given that manufacturing or quality control problems will not arise (and among other things increase our costs) as we increase production of this product or as additional manufacturing capacity is required in the future.

        We currently rely on single contract manufacturers to manufacture each of the major components of the PHD System. Such contractors are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion. Although certain of our contract manufacturers have entered into contracts with us to manufacture components of the PHD System, such contracts can be terminated at any time under certain circumstances by us or by the contractors, and can be breached at any time. Further, work stoppages and the slowing of production at a single independent contractor would have a materially adverse effect on us.

        There are also other risks inherent in using single sources of supply. We have not made alternative arrangements for the manufacture of the major components of the PHD System and there can be no assurance that acceptable alternative arrangements could be made on a timely basis, or at all. It is likely that a significant interruption in supply would result if we utilize or were required to utilize a different manufacturing contractor for any of the major components of the PHD System. The loss of the services of any of our contract manufacturers would have a materially adverse effect on us. In addition, no assurance can be given that we or our manufacturers will be able to obtain on a timely basis components or other supplies necessary to manufacture or use the PHD System.

We may need additional capital which, if not available to us, may alter our business plans or limit our ability to achieve growth and which, if raised, will dilute your ownership interest in us.

        Our capital requirements have been and will continue to be significant. Prior to the receipt of the settlement payments from the Master Fund in February 2004, we have been dependent primarily on the net proceeds of public and private sales of our equity securities. Our proceeds to date from equity offerings are approximately $152 million. See "Legal Proceedings—Durus Settlement." Other than the final $10 million settlement payment we will receive from the Master Fund upon the effectiveness of the registration statement covering shares of our common stock held by the Master Fund and Artal that we are required to file under the registration rights agreement, we currently have no committed sources of, or other arrangements with respect to, additional financing. See "Legal Proceedings—Durus Settlement." There can be no assurance that our existing capital resources, together with future operating cash flows, will be sufficient to fund our future operations. Our capital requirements will depend on many factors, including without limitation:

  •
  manufacturing scale-up and associated costs;

  •
  costs associated with establishing marketing, distribution, patient training and technical and patient support networks;

  •
  continued progress in research and development; and

  •
  the costs involved in protecting our proprietary rights.

        In the event that our plans change, our assumptions change or prove inaccurate or we are unable to obtain production financing on commercially reasonable terms, we could be required to seek additional financing sooner than currently anticipated and on less favorable terms than anticipated. Any necessary additional equity financing may involve substantial dilution to our then existing stockholders, and debt financing could result in the imposition of significant financial and operational restrictions on us.

        As discussed under "Legal Proceedings—Durus Settlement," under the terms of our settlement with the Durus funds, we are prohibited from registering shares of our common stock under the registration rights agreement until one year after the registration statement covering the Master Fund's and Artal's shares is declared effective, which has not yet occurred.

We may not be able to protect our intellectual property rights and, as a result, we could lose competitive advantages that could adversely affect our operating results.

        Our success depends, in part, on our ability and the ability of our licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We currently own or have rights to 47 U.S. patents and 30 foreign patents. There can be no assurance, however, that:

  •
  we will be able to obtain additional licenses to patents of others or that we will be able to develop additional patentable technology of our own;

  •
  any patents issued to us will provide us with competitive advantages or that the patents or proprietary rights of others will not have an adverse effect on our ability to do business;

  •
  others will not independently develop similar products;

  •
  others will not design around or infringe such patents or proprietary rights owned by or licensed to us; and

  •
  any patent obtained or licensed by us will be held to be valid and enforceable if challenged by another party.

        We are aware that numerous patents have been issued relating to methods of dialysis. Although we endeavor to protect our patent rights from infringement, it is possible that by virtue of the numerous patents that have been, or potentially will be, issued relating to hemodialysis methods, we may not be aware, or become aware, of patents issued to our competitors or others that conflict with our own or those of our licensors. Such conflicts could result in a rejection of important patent applications or the invalidation of important patents, which could have a materially adverse effect on our competitive position. In the event of such conflicts, or in the event we believe that competitive products infringe patents to which we hold rights, we may pursue patent infringement litigation or interference proceedings against, or may be required to defend against such litigation or proceedings involving, holders of such conflicting patents or competing products. Such litigation or proceedings may have a materially adverse effect on our competitive position, and there can be no assurance that we will be successful in any such litigation or proceeding. Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and can result in the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

        We rely on proprietary know-how and confidential information and employ various methods, such as entering into confidentiality and noncompete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our technologies. Such methods may not afford significant protection to us, and there can be no assurance that we will be able to protect adequately our trade secrets or that other companies will not acquire information that we consider proprietary.

If we become subject to product liability claims, they may reduce demand for the PHD System or result in damages that exceed our insurance coverage.

        Our business exposes us to potential product liability risks that are inherent in the production, marketing and sale of dialysis products. There can be no assurance that we will be able to avoid significant product liability exposure. We currently maintain product liability insurance with a coverage limit of $10 million. There can be no assurance that the insurance policy will provide adequate protection against potential claims. Furthermore, our agreements with contract manufacturers require us to maintain product liability insurance, and the failure to obtain such insurance could materially and adversely affect our ability to produce our PHD System. A successful claim brought against us in excess of any insurance coverage obtained by us could have a materially adverse effect upon our business, financial condition and results of operations. In addition, we have agreed to indemnify certain of our contract manufacturers against certain liabilities resulting from the use of our PHD System.

Our business is likely to be hurt if we are unable to keep our senior executive officers and key scientific personnel.

        We are dependent upon the services of our senior executives, such as William C. Dow, our President and Chief Executive Officer, and key scientific personnel. We do not maintain key-man life insurance on our senior executives. In addition, we do not have employment agreements, other than certain severance, confidentiality and non-competition agreements, with any of our personnel. The loss of the services of Mr. Dow or any other senior executive or key employee could have a materially adverse effect on us. Also, our continued commercialization will depend upon, among other things, the successful recruiting and retention of highly skilled managerial and marketing personnel with experience in business activities such as those we contemplate. Competition for the type of highly skilled individuals sought by us is intense. There can be no assurance that we will be able to retain existing employees or that we will be able to find, attract and retain skilled personnel on acceptable terms.

Risks Related to Our Common Stock

The market price of our common stock may be subject to significant volatility.

        The price of our common stock may fluctuate widely depending upon many factors, including our perceived prospects and those of the dialysis market in general. Since our initial public offering in May 1996, our common stock price has traded between $3.50 and $23.50 per share and we have generally experienced relatively low trading volume in relation to the aggregate number of shares outstanding.

        Factors that may have a significant impact on the market price or liquidity of our common stock include:

  •
  reports by official or unofficial health or medical authorities, the general media or the FDA regarding the potential benefits or detriments of our PHD System or of similar products distributed by other companies, or of daily or home dialysis;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  events or announcements relating to our relationships with others, including our third party manufacturers;

  •
  developments or disputes concerning patents or proprietary rights;

  •
  regulatory developments in both the United States and foreign countries; and

  •
  economic and other factors, as well as period-to-period fluctuations in our financial results.

        External factors may also adversely affect the market price for the common stock. The common stock currently trades on the Nasdaq National Market. The price and liquidity of the common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq National Market.

        Future sales of substantial amounts of our common stock in the public market and the existence of a substantial number of authorized but unissued shares of our common stock could adversely affect market price of the common stock, and also could impair our ability to raise additional capital through the sale of our equity securities.

The resale by the Master Fund and Artal of a substantial number of shares of our common stock could adversely impact the market price of our common stock.

        As of February 23, 2004, the Master Fund owned 21,333,118 shares of our common stock and Artal owned 498,100 shares of our common stock, collectively representing approximately 73% of the outstanding shares of our common stock as of such date. We have agreed to file a registration statement covering these shares that, once declared effective by the SEC, would enable the Master Fund and Artal to resell their shares in public offerings at their discretion. As part of the settlement, the Master Fund has agreed that it will reduce its ownership of our common stock over time and that its position in our common stock would be under 15% within two years after the registration statement has become effective, subject to extensions under various circumstances. See "Legal Proceedings—Durus Settlement." Although we believe that the Master Fund and Artal will effectuate the sale of their shares in an orderly manner and will seek to obtain the best prices available in connection with any sales, the timing, volume and manner of any sales is within their discretion.

        The Master Fund's and Artal's sale of their shares may have a negative effect on the market price of our common stock due to, among other factors, the selling pressure such sales may cause. Moreover, the perception in the market that a significant portion of our outstanding shares may soon be sold may also have a negative effect on the market price of our common stock. These events may cause other holders of our common stock to sell their shares, or it may encourage short sales, all of which could contribute to a decline in the market price of our stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

        We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Payment of any future dividends on our common stock will depend upon our earnings and capital requirements, the terms of any indebtedness we incur and other factors our board of directors considers appropriate.

We may issue additional shares of our common stock and/or preferred stock, which would dilute your voting and ownership percentage.

        Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your voting and ownership interest in our Company. As of March 8, 2004, there were 29,806,475 shares of our common stock issued and outstanding and there were 527,598 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. As of March 8, 2004, there were outstanding options, warrants and other rights to acquire up to approximately 2,239,088 shares of common stock. We may also issue additional shares of common stock or preferred stock:

  •
  to raise additional funds for working capital, commercialization, production and marketing activities;

  •
  upon the exercise or conversion of outstanding options and warrants; and

  •
  in lieu of payment of cash dividends.

        However, under the terms of the registration rights agreement we entered into with the Master Fund and Artal, we may not register shares of our capital stock for our own account or for the account of another third party for the first year after the shelf registration statement we file covering their shares has been declared effective. See "Legal Proceedings—Durus Settlement."

Our charter documents, rights agreement and Section 203 of the DGCL could make it more difficult for a third party to acquire us.

        Our Restated Certificate of Incorporation ("Charter") and Amended and Restated Bylaws ("Bylaws") contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and which may have the effect of delaying, deferring or preventing a future takeover or change in control of the Company unless the takeover or change of control is approved by our board of directors. Such provisions may also render the removal of the current board of directors and of management more difficult. These provisions provide for, among other things:

  •
  a classified board of directors;

  •
  "fair price" provision, which requires that our stockholders receive equivalent consideration at both stages of a two-step acquisition (such as a tender offer followed by a merger);

  •
  a prohibition on stockholder action through written consents;

  •
  a requirement that special meetings of stockholders be called only by our board of directors or our chief executive officer;

  •
  advance notice requirements for stockholder proposals and nominations;

  •
  limitations on the ability of stockholders to amend, alter or repeal our Charter or our Bylaws; and

  •
  the authority of our board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

        Each outstanding share of our common stock includes one preferred stock purchase right (individually a "Right" and collectively the "Rights") as provided under our Rights Agreement. Each Right entitles the holder, until the earlier of October 28, 2006 or the redemption of the Rights, to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $1.00 per share (the "Series A Preferred Stock"), at a price of $85.00 per one one-thousandth of a share (as may be adjusted to reflect stock splits, stock dividends or certain other dilutive events since the issuance of the Rights). The Series A Preferred Stock is nonredeemable and will have 1,000 votes per share (subject to adjustment). We have reserved 50,000 shares of Series A Preferred Stock for issuance upon exercise of such Rights. In the event that any person becomes the beneficial owner of 15% or more of our common stock, the Rights (other than Rights held by the acquiring stockholder) would become exercisable for a number of shares of common stock having a market value of two times the exercise price of the Right. Furthermore, if after any person becomes the beneficial owner of 15% or more of our common stock, we are acquired in a merger or other business combination or 50% or more of our assets or earnings power were sold, each Right (other than Rights held by the acquiring person) would become exercisable for that number of shares of common stock (or securities of the surviving company in a business combination) having a market value of two times the exercise price of the Right.

        One Right will be issued in respect of each share of common stock issued before the earlier of October 28, 2006 or the redemption of the Rights. As of the date hereof, the Rights are not exercisable, certificates representing the Rights have not been issued and the Rights automatically trade with shares of common stock.

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

        As discussed under "Legal Proceedings—Durus Settlement," we have amended our Rights Agreement to conditionally exempt the Master Fund and the other defendants therefrom.

        We are subject to the "business combination" statute of the General Corporation Law of the State of Delaware (the "DGCL"). In general, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder," for a period of three years after the date of the transaction in which a person became an "interested stockholder," unless:

  •
  prior to such date the board of directors of the corporation approved either the "business combination" or the transaction which resulted in the stockholder becoming an "interested stockholder,"

  •
  upon consummation of the transaction which resulted in the stockholder becoming an "interested stockholder," the "interested stockholder" owns at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned (1) by persons who are directors and also officers and (2) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or

  •
  on or subsequent to such date the "business combination" is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the "interested stockholder."

        A "business combination" includes mergers, stock or asset sales and other transactions resulting in a financial benefit to the "interested stockholders." An "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years, did own) 15% or more of the voting stock of the subject corporation. Although Section 203 permits us to elect not to be governed by its provisions, we have not made this election. As a result of the application of Section 203, potential acquirors of our company may be discouraged from attempting to effect an acquisition transaction with us, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

        The foregoing summaries do not purport to be complete and are subject to, and are qualified in their entirety by reference to, our Charter and Bylaws, our Rights Agreement and the DGCL. Copies of our Charter, Bylaws and Rights Agreement are filed as exhibits to filed as exhibits to this report and deemed to be incorporated herein in their entirety.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.

        Our common stock trades on the Nasdaq National Market under the symbol "AKSY". The following table lists the quarterly high and low prices of the common stock for the period from January 1, 2002 through December 31, 2003.

Fiscal Year	Fiscal Quarter	High Closing Price	Low Closing Price
2003	1st	$7.17	$4.79
	2nd	12.90	7.00
	3rd	15.75	7.60
	4th	10.05	6.62
2002	1st	$8.990	$3.650
	2nd	10.400	4.560
	3rd	8.000	5.000
	4th	6.230	3.520

        There were 219 stockholders of record of our common stock as of March 8, 2004. In addition, we estimate that there were approximately 7,000 holders of our common stock at March 8, 2004, who held shares in "street name." We have not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of our business.

Equity Compensation Plan Information

        The following table sets forth information about the Company's common stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2003, including the 1993 Stock Option Plan, the 1996 Stock Awards Plan and the 2001 Employee Stock Purchase Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants or rights	(b) Weighted-average exercise price of outstanding option, warrants or rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,433,850	$6.7325	527,598
Equity compensation plans not approved by security holders	None	N/A	None

Total	1,433,850	$6.7325	527,598

Item 6.    Selected Financial Data.

        The selected statements of operations data as of December 31, 2003, 2002 and 2001 and balance sheet data as of December 31, 2003 and 2002 set forth below have been derived from our audited financial statements included as Exhibit 13 to this Annual Report on Form 10-K. The selected statements of operations data as of December 31, 2000 and 1999 and balance sheet data as of December 31, 2001, 2000 and 1999 set forth below have been derived from our audited financial statements that have not been included in this Annual Report on Form 10-K. Our historical financial data is not necessarily indicative of future results and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002(1)	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues:
Product	$1,192,706	$276,680	$—	$—	$—
Service and supplies	298,757	21,986	—	—	—
Joint development income	—	—	—	3,434,809	9,609,313

Total Revenue	1,491,463	298,666	—	3,434,809	9,609,313

Cost of Sales:
Product	3,076,841	1,685,562	—	—	—
Service and supplies	2,786,941	577,478	—	—	—

Total Cost of Sales:	5,863,782	2,263,040	—	—	—

Operating costs and expenses:
Research and development	6,690,581	5,792,446	10,882,796	14,541,873	15,909,993
Sales and marketing	4,800,989	2,543,324	1,753,499	1,025,315	1,737,069
General and administrative	6,676,665	5,699,356	5,121,223	4,738,737	4,258,162

Total operating expenses	18,168,235	14,035,126	17,757,518	20,305,925	21,905,224

Operating loss	(22,540,554)	(15,999,500)	(17,757,518)	(16,871,116)	(12,295,911)
Other income, net	258,076	294,956	515,892	1,159,961	997,642

Net loss	$(22,282,478)	$(15,704,544)	$(17,241,626)	$(15,711,155)	$(11,298,269)

Net loss per share(2)	$(0.79)	$(0.65)	$(0.94)	$(0.93)	$(0.76)

Weighted average shares outstanding(2)	28,218,819	24,301,029	18,418,410	16,934,532	14,885,449

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,175,097	$11,509,757	$11,249,935	$19,121,697	$14,841,488
Working capital	20,392,362	11,872,340	10,548,397	16,636,100	9,191,004
Total assets	29,638,151	16,509,492	14,454,503	22,188,020	18,811,434
Long-term liabilities(3)	177,253	147,644	159,061	158,444	146,345
Accumulated deficit	(128,929,000)	(106,646,522)	(90,941,978)	(73,700,352)	(57,989,197)
Total stockholders' equity	23,128,062	13,647,629	12,603,629	19,349,018	12,623,381

(1)
The Company commenced commercial activities during the quarter ended September 30, 2002 and was no longer considered to be in the development stage.

(2)
Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

(3)
Consists primarily of deferred rent under operating lease for facilities and a long-term relocation reserve to cover costs associated with moving PHDs from one patient to another.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Since our inception in January 1991, we have been engaged in the development of hemodialysis products and services for patients suffering from ESRD. We have developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the "PHD System"), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. During the quarter ended September 30, 2002, we commenced commercial activities and are no longer considered to be in the development stage. We have not been profitable since we commenced operations and we expect to incur additional losses in the foreseeable future.

        On March 27, 2002, we announced receipt of FDA clearance to market the PHD System in the United States. The FDA clearance had no restrictions and included authorization to use the product in the home. The FDA required 510(k) clearance prior to the commercialization of the PHD System in the United States.

        On October 7, 2002, we announced receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area. The certification approved the PHD System for home use. Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

        We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and its related interpretations. Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and installed or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.

        During the quarter ended September 30, 2003, we adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which did not have an impact on our financial position, results of operations or cash flows.

        We recognize revenue from product sales at the time of installation of the PHD System. Services and supplies are sold to customers in a monthly service agreement, not dependent on service time incurred or materials used. Services and supplies revenue is recognized uniformly over the term of the agreement.

        We also lease the PHD System to customers on a short-term basis (12 months or less) and long-term basis (up to 24 months) and recognize revenue on these contracts on a straight-line basis over the lease term. We have no contracts with distributors and sell our product directly to our customers through our own sales force.

Accrued liabilities and contingencies

        We are required to make certain estimates and assumptions that affect the amounts recorded as accrued liabilities and contingencies. We base our estimates on historical experience and on various other factors such as changing business conditions and management expectations, that we believe to be reasonable to determine the amount of accrued liabilities and contingencies to be recorded. If actual results differ from these estimates, additional expenses might be recorded.

Net deferred tax assets valuation

        We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required such as our ability to generate future taxable income. In the event that we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase our income in the period such determination was made. Given our historical losses and uncertainty with respect to our ability to generate taxable income, we have established a full valuation allowance at December 31, 2003 and 2002 to reduce the net deferred tax asset to zero.

Contractual Obligations

        The following table reflects a summary of our contractual cash obligations as of December 31, 2003:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years
Operating Leases	$1,204,755	$438,610	$766,145	-0-
Royalties	$1,231,421	$253,750	$750,000	$227,671
Purchase Obligations	$5,259,000	$5,259,000	-0-	-0-

Total Contractual Cash Obligations	$7,695,176	$5,951,360	$1,516,145	$227,671

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as such term is defined in recently enacted rules by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Note on Forward-Looking Information

        Certain statements in this Annual Report on Form 10-K and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions identify forward-looking statements made by us or on our behalf. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (iii) market, regulatory, reimbursement and competitive conditions; (iv) risks related to a failure to meet additional development and manufacturing milestones, including, without limitation, cost reduction efforts, for the PHD System on a timely basis, (v) our ability to obtain sufficient capital on acceptable terms to run our business; (vi) risks inherent in relying on a third party to manufacture the PHD System; (vii) changes in QSR requirements; and (viii) risks related to the disposition of our common stock by Durus Life Sciences Master Fund, Ltd. and its affiliates.

        The forward-looking statements made in this report speak only as of the date that they are made. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net loss for the year ended December 31, 2003 was $22.3 million ($0.79 per share), compared with $15.7 million ($0.65 per share), for the year ended December 31, 2002.

        Our cost to manufacture the PHD system exceeds its selling price, and our cost to service and supply active machines on a per-unit basis exceeds the per-unit revenue generated by those machines. The first full year in which we recorded sales was 2003. As volumes increased from seven active machines at year-end 2002 to 67 active machines at year-end 2003, our net loss also increased. We completed cost reductions to the PHD System in late 2003 that reduced the cost of the machine from approximately $60,000 to approximately $45,000. We plan to reduce the cost to below the selling price of approximately $40,000 by the end of 2004. We expect to rely primarily on reductions in the production and service costs of the PHD System in order to realize a positive gross margin on sales. We continue to work diligently to achieve manufacturing and service cost reductions on the PHD System. However, no assurance can be given that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on product sales or service of the PHD System in the future.

        Additional details as to our financial performance are discussed below.

        Clinic Partnership Agreements.    We added 23 clinic partnership agreements in the year ended December 31, 2003, bringing the total number of signed partnership agreements to 30. A typical clinic relationship may include an initial market assessment of the PHD System and allows a clinic to lease PHD Systems on a long-term basis or purchase multiple units over time, with the additional option to purchase service and supplies at an additional charge. A customer may also enter into a short-term rental agreement with the expectation that a long-term lease or purchase arrangement will follow. The clinics and we will jointly determine the number of PHD Systems that a clinic buys, leases or rents over time. For reimbursement, Medicare requires that the clinic be home certified. We provide training to the clinic, which then provides training to patients. We have technicians available to support clinics or patients 24 hours a day, seven days a week.

        Revenue.    For the year ended December 31, 2003, revenue was $1.5 million, a 400% increase from revenue of $0.3 million for the year ended December 31, 2002. Product revenue of $1.2 million resulted primarily from the sale or lease of 28 PHD Systems. This is an increase of $0.9 million, or 300%, over 2002 when seven machines were sold.

        Twenty-six of the product sales recorded in fiscal 2003 were for PHD Systems sold in the United States. Two sales were made in the United Kingdom. The sales recorded were made pursuant to an agreement with a third party leasing provider or through direct sales to customers.

        We also recognized revenue under short-term and long-term operating leases in 2003. We placed 24 units under operating leases, 23 in the United States and one in the United Kingdom. We maintain ownership of the units and classify them as fixed assets. Depreciation expense is recorded monthly.

        Our largest customers, the Northwest Kidney Center, Dialysis Centers of Lincoln, Berkshire Medical Dialysis Center and Satellite Healthcare, Inc. accounted for 31%, 13%, 12% and 11%, respectively, of our revenues (by dollar volume) for fiscal year 2003.

        On October 20, 2003, we announced that we had signed a market assessment agreement with Gambro Healthcare, Inc., a national chain of dialysis clinics serving over 40,000 patients in the United States. The revenues generated by this agreement in fiscal year 2003 were not material to us.

        Service and supplies sold during fiscal 2003 specifically relate to the PHD Systems in use. Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount. Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week. Service and supplies revenue totaled $299,000 for fiscal 2003, an increase of $277,000, or 1259%, from $22,000 in 2002. The increase in revenue is attributed to the growth in product placement and service and supply agreements.

        We are not dependent upon reimbursement from insurance providers as a source of revenue. Rather, we generate revenue from dialysis centers, which provide dialysis services through the use of the PHD System. The dialysis center is reimbursed on a per treatment basis by the insurance provider. Accordingly, reimbursement rates may influence customers' demand for our product and our pricing of the PHD System and related supplies and service.

        Cost of sales.    Total cost of sales for fiscal 2003 was $5.9 million compared to $2.3 million in fiscal 2002, an increase of 156%. Product cost of sales for 2003 were $3.1 million compared to $1.7 million in 2002, an 82% increase. The increase is due to additional machines produced and sold during 2003. Specifically, 127 machines were produced in 2003 and 71 machines were produced during 2002. Included in product cost of sales for 2003 is an inventory adjustment in the amount of $1.4 million, in order to value the PHD machines in inventory at the lower of cost or market. The 2002 inventory cost adjustment was $1.3 million. While the number of units produced has increased, the production cost per unit decreased during 2003.

        Service and supplies costs were $2.8 million in 2003, a 367% increase from $0.6 million in 2002. The increase is due to additional units in service during the current year compared to the prior year. The majority of these costs are for field service personnel to install and service the PHD machines and for clinical support staff necessary to train the customers' nursing staff.

        Research and development expenses.    For the year ended December 31, 2003, research and development expenses increased 16% to $6.7 million from $5.8 million for the year ended December 31, 2002. The increase of $0.9 million in 2003 was primarily attributable to the donation of two PHD units to be used for clinical research and costs associated with improving PHD performance.

        Sales and marketing expenses.    During 2003, sales and marketing expenses increased 92% or $2.3 million, to $4.8 million in 2003, from $2.5 million in 2002. The increase is attributable to personnel additions, advertising and marketing promotions in 2003 associated with the scaling up of the commercialization of the PHD System.

        Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $608,000, $223,000 and $91,000, respectively.

        General and administrative expenses.    For the year ended December 31, 2003, general and administrative expenses increased $1.0 million to $6.7 million, an 18% increase. We incurred approximately $700,000 in legal and advisory costs related to the Durus situation in 2003. The remaining increase is primarily a result of personnel additions necessary to support commercialization efforts.

        Interest income.    For the year ended December 31, 2003, interest income was $0.3 million, unchanged from the year ended December 31, 2002. While average cash balances were higher in 2003 than in 2002, average interest rates were lower during 2003.

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

        The product sales recorded in fiscal 2002 were for PHD Systems sold in the United States. The sales recorded were made pursuant to an agreement between with a third party leasing provider (4 units) and through direct sales to two customers (3 units).

        We are not dependent upon reimbursement from insurance providers as a source of revenue. Rather, we generate revenue from dialysis centers, which provide dialysis services through the use of the PHD System. The dialysis center is reimbursed on a per treatment basis by the insurance provider. Accordingly, reimbursement rates may influence customers' demand for our product and our pricing of the PHD System and related supplies and service.

        Service and supplies sold during fiscal 2002 specifically relate to the PHD Systems placed during the year. Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount. Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate solutions, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs and is provided by our service technicians 24 hours a day, seven days a week.

        Cost of sales.    Total cost of sales for fiscal 2002 was $2.3 million compared to no cost of sales in fiscal 2001. Product cost of sales for 2002 was $1.7 million and service and supplies costs were $0.6 million. Included in product cost of sales is an inventory adjustment of $1.3 million, in order to value the PHD machines in inventory at the lower of cost or market.

        Service and supplies costs for the year ended December 31, 2002 were $0.6 million compared to no service and supplies costs for the year ended December 31, 2001. The majority of these costs are for field service personnel to install and service the PHD machines and for clinical support staff necessary to train the customers' nursing staff during the early phases of the product launch.

        Research and development expenses.    For the year ended December 31, 2002, research and development expenses decreased to $5.8 million from $10.9 million for the year ended December 31, 2001. The decrease of $5.1 million in 2002 was attributable to reduced research and development activities due to receipt of FDA approval in March 2002 and our related shift in focus from product development to commercialization and sales activities.

        Sales and marketing expenses.    During 2002, sales and marketing expenses increased $0.7 million, from $1.8 million in 2001 to $2.5 million in 2002. The increase is attributable to personnel additions and other costs in 2002 associated with the scaling up of the commercialization of the PHD System.

        General and administrative expenses.    For the year ended December 31, 2002, general and administrative expenses increased $0.6 million to $5.7 million. The increase is primarily a result of personnel additions necessary to support the commercialization efforts.

        Interest income.    For the year ended December 31, 2002, interest income was $0.3 million, compared with $0.5 million for the year ended December 31, 2001, a decrease of $0.2 million. The decrease is primarily attributable to lower interest rates on investments and our use of cash and cash equivalents to fund operations during 2002.

Liquidity and Capital Resources

Cash Flows

        We have financed our operations to date primarily through public and private sales of equity securities. At December 31, 2003, we had cash and cash equivalents of $15.4 million, short-term investments of $4.8 million, working capital of $20.4 million and restricted long-term investments of $0.6 million. We believe that inflation generally has not had a material impact on our operations or liquidity to date.

        Net cash used in operating activities was $21.4 million in fiscal 2003 compared to $16.2 million in fiscal 2002 and $18.3 million in fiscal 2001. The increase in 2003 compared to 2002 is primarily due to increased expenditures relating to commercialization and an increase in inventory in anticipation of increased sales. The increase in inventory of $3.3 million in 2003 compared to 2002 is attributable to the production of Phase II PHD machines during the last quarter of 2003, and an increase throughout the year of parts and consumables inventory required to service additional machines in use. Accounts payable also increased $3.0 million in 2003 compared to 2002 due to increased PHD production in the last quarter of 2003. Payment for these machines was not made until 2004. Accrued and other liabilities increased in by $0.6 million compared to 2002. This increase is due to an increase in accrued vacation and bonuses relating to 23 additional employees at December 31, 2003 compared to December 31, 2002. Other sources and uses of cash were consistent in 2003 compared to 2002.

        Net cash provided by investing activities was $4.2 million in fiscal 2003 compared to cash used of $9.8 million in fiscal 2002. In 2002, we had increased our investments in marketable securities, primarily as a result of a private placement of common stock in May 2002 that netted $16.5 million. In 2003, we used cash from investments to fund operations. Net cash provided by financing activities was $31.6 million and $16.7 million in fiscal years 2003 and 2002, respectively. Cash provided from financing activities resulted from the issuance of common stock.

Recent Financing Activities

        On January 22, 2003, we entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited ("Kingsbridge"). Pursuant to the terms of our Amended and Restated Common Stock Purchase Agreement with Kingsbridge, we could sell common stock at our sole discretion over a 24-month period on a "when and if needed" basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement. We had no obligation to draw down all or any portion of the commitment. As partial consideration for entering into the equity line arrangement, we issued warrants to Kingsbridge to purchase 200,000 shares of our common stock at an exercise price of $5.75 per share. These warrants had a fair value of $881,000 using the Black Scholes pricing model.

        We filed a registration statement with the SEC covering the equity line arrangement that was declared effective by the SEC on February 14, 2003. During 2003, we issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15 million in proceeds. As of December 31, 2003, we had fully drawn the equity line with Kingsbridge and do not currently have a similar arrangement with Kingsbridge or any other entity.

        On June 30, 2003 we issued 1,363,637 shares of common stock and a warrant to purchase 204,546 shares of stock at an exercise price of $13.75 per share to a single investor and received net proceeds of $13.8 million dollars. This warrant had a fair value of $1,007,745 using the Black Scholes pricing model. We also issued a warrant to purchase 136,364 shares of common stock at an exercise price of $15.00 per share to an investment banking firm that acted as placement agent in this transaction as partial consideration for their services. This warrant had a fair value of $622,908 using the Black Scholes pricing model. We offered the foregoing securities in a public offering.

Financing Needs

        We estimate that during fiscal 2004 we will spend approximately $30 million for operations, including U.S. and international commercialization activities of the PHD System. We expect to substantially increase our cash outlays related to manufacturing scale-up and commercialization of the PHD System. We believe that cash and short-term investments as of December 31, 2003 coupled with the $38.7 million from the Durus settlement already received through February 2004 are sufficient to finance our commercial and operating plans through December 31, 2004. Other than the $10 million settlement payment that we will receive from the Master Fund upon the effectiveness of the registration statement covering shares of our common stock held by the Master Fund and Artal that we are required to file under the registration rights agreement, we currently have no committed sources of, or other arrangement with respect to, additional financing. See "Legal Proceedings—Durus Settlement" for more information regarding the settlement and our receipt of funds as a result of it.

        Our future funding needs will depend on many factors, including the timing and costs associated with continued progress in research and development, manufacturing scale-up, increased sales and marketing activities, the cost involved in filing and enforcing patent claims and the status of competitive products. In the event that our plans change, our assumptions change or prove inaccurate or we are unable to obtain financing on commercially reasonable terms, we could be required to seek additional financing. The additional capital required may not be available on acceptable terms or may not be available at all.

        We have not generated taxable income to date. At December 31, 2003, the net operating losses available to offset future taxable income were approximately $134.7 million. Because we have experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2012. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce federal income tax liabilities. Given our historical losses and uncertainty with respect to our ability to generate taxable income, management has established a full valuation allowance at December 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results from operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        Our investments are not made for trading purposes. Interest rate risk with respect to our investments is not significant as substantially all such investments are in U.S. dollar cash equivalents and short-term investments (with maturities of less than 12 months), which are by their nature less sensitive to interest rate movements. Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.

Item 8.    Financial Statements and Supplementary Data.

        Independent Auditors' Report

        Consolidated Financial Statements and Schedules:

  •
  Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2003, 2002 and 2001

  •
  Consolidated Balance Sheets at December 31, 2003 and 2002

  •
  Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 2003, 2002 and 2001

  •
  Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2003, 2002 and 2001

  •
  Notes to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors and Stockholders
Aksys, Ltd.:

        We have audited the accompanying consolidated balance sheets of Aksys, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Aksys, Ltd.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aksys, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
February 26, 2004

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue:
Product	$1,192,706	$276,680	$—
Service and supplies	298,757	21,986	—

Total revenue	1,491,463	298,666	—

Cost of sales:
Product	3,076,841	1,685,562	—
Service and supplies	2,786,941	577,478	—

Total cost of sales	5,863,782	2,263,040	—

Operating expenses:
Research and development	6,690,581	5,792,446	10,882,796
Sales and marketing	4,800,989	2,543,324	1,753,499
General and administrative	6,676,665	5,699,356	5,121,223

Total operating expenses	18,168,235	14,035,126	17,757,518

Operating loss	(22,540,554)	(15,999,500)	(17,757,518)

Interest income	258,076	294,956	515,892

Net loss	$(22,282,478)	$(15,704,544)	$(17,241,626)

Net loss per share, basic and diluted	$(0.79)	$(0.65)	$(0.94)

Weighted average shares outstanding	28,218,819	24,301,029	18,418,410

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$15,397,453	$953,779
Short-term investments	4,777,644	10,555,978
Accounts receivable, less allowance for doubtful accounts of $14,739 in 2003 and zero in 2002	338,432	126,811
Other receivables	5,076	130,129
Inventories	5,995,438	2,681,691
Prepaid expenses	101,614	126,173
Deposits with vendors	109,541	11,998

Total current assets	26,725,198	14,586,559
Long-term investments	600,000	600,000
Leased assets, net	1,132,533	278,667
Property and equipment, net	1,139,774	1,019,302
Other assets	40,646	24,964

	$29,638,151	$16,509,492

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,940,329	$1,971,356
Accrued liabilities	1,298,008	732,218
Deferred revenue	65,813	1,326
Other liabilities	28,686	9,319

Total current liabilities	6,332,836	2,714,219
Other long-term liabilities	177,253	147,644

Total liabilities	6,510,089	2,861,863

Stockholders' equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding in 2003 and 2002	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,800,904 and 25,500,097 shares issued and outstanding in 2003 and 2002, respectively	298,009	255,001
Additional paid-in capital	151,738,776	120,030,647
Accumulated other comprehensive income	20,277	8,503
Accumulated deficit	(128,929,000)	(106,646,522)

Total stockholders' equity	23,128,062	13,647,629

	$29,638,151	$16,509,492

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2003, 2002 and 2001

	Common stock			Accumulated other comprehensive income
			Additional paid-in capital		Accumulated deficit	Comprehensive income	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2000	18,317,946	$183,179	$92,853,229	$12,962	$(73,700,352)		$19,349,018

Comprehensive income:
Net loss					(17,241,626)	(17,241,626)	(17,241,626)
Other comprehensive income
Foreign currency translation adjustment				(1,539)		(1,539)	(1,539)

Comprehensive income						(17,243,165)

Issuance of common stock	3,195,230	31,952	9,729,475				9,761,427
Exercise of stock options	484,784	4,848	202,973				207,821
Issuance of shares to Employee Stock Purchase Plan	99,564	996	527,532				528,528

Balance at December 31, 2001	22,097,524	220,975	103,313,209	11,423	(90,941,978)		12,603,629

Comprehensive income:
Net loss					(15,704,544)	(15,704,544)	(15,704,544)
Other comprehensive income
Foreign currency translation adjustment				(2,920)		(2,920)	(2,920)

Comprehensive income						(15,707,464)

Issuance of common stock	3,325,636	33,257	16,507,779				16,541,036
Exercise of stock options	52,098	521	85,135				85,656
Issuance of shares to Employee Stock Purchase Plan	24,839	248	124,524				124,772

Balance at December 31, 2002	25,500,097	255,001	120,030,647	8,503	(106,646,522)		13,647,629

Comprehensive income:
Net loss					(22,282,478)	(22,282,478)	(22,282,478)
Other comprehensive income
Foreign currency translation adjustment				11,774		11,774	11,774

Comprehensive income						(22,270,704)

Issuance of common stock	4,133,529	41,335	30,879,499				30,920,834
Exercise of stock options	148,310	1,483	700,319				701,802
Issuance of shares to Employee Stock Purchase Plan	18,968	190	128,311				128,501

Balance at December 31, 2003	29,800,904	$298,009	$151,738,776	$20,277	$(128,929,000)		$23,128,062

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(22,282,478)	$(15,704,544)	$(17,241,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,006	566,285	753,338
Issuance of stock in exchange for services received	154,570	35,007	—
Changes in assets and liabilities:
Account receivable	(211,621)	(126,811)	—
Other receivables	125,053	101,759	(227,793)
Inventories	(3,313,747)	(2,681,691)	—
Prepaid expenses and other assets	8,877	(67,786)	6,695
Deposits with vendors	(97,543)	688,002	(574,216)
Accounts payable	2,968,973	913,447	(79,313)
Deferred revenue	64,487	1,326	—
Accrued and other liabilities	626,540	93,295	(910,354)

Net cash used in operating activities	(21,391,883)	(16,181,711)	(18,273,269)

Cash flows from investing activities:
Purchases of investments	(17,659,774)	(25,406,457)	(1,009,521)
Proceeds from maturities of investments	23,438,108	16,040,000	—
Purchases of equipment leased to others	(959,125)	(280,000)	—
Purchases of property and equipment	(580,219)	(174,924)	(96,269)

Net cash provided by (used in) investing activities	4,238,990	(9,821,381)	(1,105,790)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,596,567	16,716,457	10,497,776

Net cash provided by financing activities	31,596,567	16,716,457	10,497,776

Net increase (decrease) in cash and cash equivalents	14,443,674	(9,286,635)	(8,881,283)
Cash and cash equivalents at beginning of year	953,779	10,240,414	19,121,697

Cash and cash equivalents at end of year	15,397,453	953,779	10,240,414

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1) Summary of Significant Accounting Policies

  Organization and Nature of Business

        Aksys, Ltd. (the Company) was originally incorporated in Illinois on January 18, 1991. In March 1993, the Company merged into a Delaware corporation. During the quarter ended September 30, 2002, the Company commenced commercial activities and was no longer considered to be in the development stage. The Company is involved in the sale and marketing of its sole product, the PHD System. In addition, the Company continues devoting some of its efforts to product development. The Company operates in one industry segment and substantially all of its long-lived assets are located in the United States.

        Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements in order to conform to the 2003 presentation.

        A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a) Principles of Consolidation

        On April 18, 1996 the Company established a subsidiary in Tokyo, Japan, and on August 8, 1998, the Company established a subsidiary in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates

        Preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment and intangible assets and valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

(c) Cash Equivalents

        Cash equivalents of $15,247,962 and $646,130 at December 31, 2003 and 2002, respectively, consist of certain highly liquid investments with maturities of less than three months when purchased.

(d) Investment Securities

        Investments at December 31, 2003 and 2002 consist of debt securities that are classified as short-term (mature in no more than one year) or long-term (maturities beyond one year). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold them until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of discounts or premiums without recognition of gains or losses that are deemed to be temporary. Discounts and premiums are amortized or accreted over the lives of the related instruments as an adjustment to yield. Interest income is recognized when earned. At December 31, 2003 and 2002, long-term investments include certificates of deposit to secure a letter of credit for the required security deposit on the Company's leased facilities. Fair value of investments is calculated as market value, based on quoted market prices, and approximates carrying value for all investments.

(e) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

(f) Long-Lived Assets

        Property, equipment and leased assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the life of the lease. The Company leases PHD Systems to customers on a short-term basis (12 months or less) or long-term basis (up to 24 months). Leased assets include PHD Systems currently on operating leases and machines held for leases. Expenditures for repairs and maintenance are charged to operations as incurred.

        The Company adopted Financial Accounting Standards Board (FASB) Statement 144, Accounting for the Impairment of Long-Lived Assets, on January 1, 2002. The adoption of Statement 144 did not affect the Company's financial statements. In accordance with Statement 144, long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(g) Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and its related interpretations. Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and accepted or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.

        During the quarter ended September 30, 2003, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which did not have an impact on financial position, results of operations or cash flows. The Company recognizes revenue from product sales at the time of installation of the PHD System. Services and supplies are sold to customers in a monthly service agreement, not dependent on service time incurred or materials used. Services and supplies revenue is recognized uniformly over the term of the agreement.

        The Company also leases the PHD System to customers on a short-term basis (12 months or less) and long-term basis (up to 24 months) and recognizes revenue on these contracts on a straight-line basis over the lease term. The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

        Our largest customers, the Northwest Kidney Center, Dialysis Centers of Lincoln, Berkshire Medical Dialysis Center and Satellite Healthcare, Inc. accounted for 31%, 13%, 12%, and 11%, respectively, of our revenues (by dollar volume) for fiscal year 2003.

(h) Research and Development Costs

        Research and development costs are charged to expense when incurred.

(i) Income Taxes

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

(j) Computation of Net Loss per Share

        Net loss per share is based on the weighted average number of shares outstanding with common equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. At December 31, 2003, 2002 and 2001, the number of common equivalent shares from stock options and warrants excluded from the computation were 2,239,088, 1,800,653 and 1,465,984, respectively.

(k) Stock-Based Compensation

        The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement 123, as amended. The following table illustrates the effect on net losses if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net loss as reported	$(22,282,478)	$(15,704,544)	$(17,241,626)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,779,380)	(1,947,769)	(1,603,144)

Pro forma net loss	$(24,061,858)	$(17,652,312)	$(18,844,770)

Loss per share as reported	$(0.79)	$(0.65)	$(0.94)
Pro forma loss per share	$(0.85)	$(0.73)	$(1.02)

(l) Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS No. 150 did not have a significant impact on the Company's consolidated financial position or results from operations.

(2) Short-Term Investments

        Short-term investments consisted of commercial paper and U.S. Treasury securities at December 31, 2003, with a market value of $4,777,644 and amortized cost of $4,770,962. Short-term investments consisted of commercial paper, corporate bonds and U.S. Treasury securities at December 31, 2002 with a market value of $10,569,469 and amortized cost of $10,555,978.

(3) Inventories

        Inventories at December 31, 2003 and December 31, 2002, respectively, are as follows:

	December 31, 2003	December 31, 2002
PHD machines—finished goods	$4,780,000	$2,200,000
PHD machines spare parts	918,557	274,686
Consumables	252,354	162,478
Raw materials	44,527	44,527

	$5,995,438	$2,681,691

        The cost of producing the PHD System is currently in excess of its market price. During the year ended December 31, 2003 and 2002, an inventory adjustment was recorded as product cost of sales in the amount of $1,431,079 and $1,322,197, respectively, in order to value the PHD machines produced and purchased during the year in inventory at the lower of cost or market.

(4) Property, Equipment and Leased Assets

        Property, equipment and leased assets at December 31, 2003 and 2002, respectively, are as follows:

	Estimated useful life	2003	2002
Leased assets	5 years	$1,237,792	$280,000
Furniture and fixtures	7 years	1,238,586	1,238,586
Leasehold improvements	10 years	1,146,511	1,146,511
Equipment	3-7 years	4,401,309	3,819,757

		8,024,198	6,484,854
Less accumulated depreciation and amortization		(5,751,891)	(5,186,885)

		$2,272,307	$1,297,969

        Leased assets at December 31, 2003 were $1,237,792 with related accumulated depreciation of $105,259. At December 31, 2002 leased assets were $280,000 with accumulated depreciation of $1,333.

(5) Stockholders' Equity

        On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited ("Kingsbridge"). This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002. Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company could sell common stock at its sole discretion over a 24-month period on a "when and if needed" basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement. During the year ended December 31, 2003, the Company has issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15.0 million in proceeds. As of December 31, 2003, the Company had fully drawn the equity line with Kingsbridge and does not currently have a similar arrangement with Kingsbridge or any other entity.

        On June 30, 2003, the Company issued 1,363,637 shares of common stock to a single investor and received net proceeds of $13.8 million. In addition, the Company issued a warrant to purchase 204,546 shares of stock at an exercise price of $13.75 per share. This warrant had a fair value of $1,007,745 using the Black Scholes pricing model. The Company also issued a warrant to purchase 136,364 shares of common stock at an exercise price of $15.00 per share to an investment banking firm that acted as placement agent in this transaction. This warrant had a fair value of $622,908 using the Black Scholes pricing model. The Company offered the foregoing securities in a public offering.

        On May 10, 2002, the Company completed a private placement to institutional investors of 3,319,396 shares of its common stock, at a per share price of $5.29, resulting in gross proceeds of approximately $17.6 million. After offering costs, net proceeds to the Company were approximately

$16.5 million. The shares were sold with the assistance of U.S. Bancorp Piper Jaffray ("Piper Jaffray"). As the placement agent, Piper Jaffray received fees of approximately $1.1 million.

        On December 14, 2001, the Company completed a private placement to several institutional investors of 3,195,230 shares of its common stock, at a per share price of $3.25, resulting in gross proceeds of approximately $10.4 million. The investors were also issued stock purchase warrants for the right to acquire an aggregate of 584,728 shares of common stock at an exercise price of $3.25 per share. These warrants had a fair value of approximately $2,047,000 at the date of issuance using the Black Scholes pricing model.

        The shares were sold with the assistance of Piper Jaffray. As the placement agent, Piper Jaffray received fees of approximately $0.6 million and stock purchase warrants to acquire an aggregate of 159,762 shares of common stock at $4.90 per share, with a fair value of approximately $532,000 using the Black Scholes model.

        The rights represented by these warrants may be exercised by the holder thereof, in whole or in part, by written notice of exercise delivered to the Company and by the surrender of these warrants (properly endorsed if required) at the principal office of the Company and upon payment to it by wire transfer of the purchase price for such shares. The Company agrees that the shares so purchased shall be and are deemed to be issued to the holder thereof as the record owner of such shares as of the close of business on the date on which these warrants shall have been surrendered and payment made for such shares as aforesaid.

        During 2003 and 2002, the Company issued 28,764 and 6,240 shares of Common Stock at a fair value of $154,570 and $35,007 respectively, in exchange for services rendered.

(6) Stock Option Plans

        The Company established a nonqualified stock option plan in 1993 (the "1993 Stock Option Plan"), which provides for the granting of options to purchase shares of the Company's common stock to the employees, scientific advisory board members, other associates, and members of the board of directors. In March 1996, the Company established the 1996 Stock Awards Plan (together with the 1993 Stock Option Plan, the "Stock Plans") to provide incentive awards to directors, employees and other key individuals in the form of stock options, SARs, restricted stock and performance grants. Options vest over various periods as set forth in agreements relating to a particular option grant and expire as determined by the board on an individual basis, but not to exceed 10 years. At the time the 1996 Stock Awards Plan was established, the 1993 Stock Option Plan was terminated, except with respect to options then outstanding. At December 31, 2003, 1,837,074 shares of common stock have been reserved for issuance under the Stock Plans, including 497,322 shares available for future grants under the 1996 Stock Awards Plan.

        During 2001, the Company issued a total of 3,315 non-qualified stock options at a price below fair market value at the time of the option awards, resulting in a non-cash compensation charge, recorded in operating expenses, of approximately $41,000.

        The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $4.63, $5.16 and $7.55, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2003—expected dividend yield of 0%, expected volatility of 65.05% risk-free interest rate averaging 2.1% and an expected life of 5 years; 2002—

expected dividend yield of 0%, expected volatility of 131%, risk-free interest rate averaging 1.20% and an expected life of 5 years; 2001—expected dividend yield of 0%, expected volatility of 113%,risk-free interest rate of 3.89%, and an expected life of 5 years.

        Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2000	1,891,325	$5.1477
Granted	115,190	8.9428
Exercised	(484,784)	0.4287
Canceled	(202,815)	7.8744

Balance at December 31, 2001	1,318,916	6.7943
Granted	383,882	6.0013
Exercised	(52,098)	1.6441
Canceled	(277,490)	9.5136

Balance at December 31, 2002	1,373,210	6.2186
Granted	274,000	8.2601
Exercised	(148,310)	4.7985
Canceled	(65,050)	6.7274

Balance at December 31, 2003	1,433,850	$6.7325

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price
$0.2533 to $1.0000	1,150	1.3 years	$0.2533	1,150	$0.2533
$4.0000 to $5.4700	646,630	6.0 years	$5.1676	501,030	$5.2049
$5.5000 to $8.5625	497,737	7.5 years	$6.6658	264,290	$6.8695
$8.6250 to $10.5000	221,000	7.4 years	$9.1387	108,016	$9.1564
$11.0000 to $16.7500	67,333	7.7 years	$14.4661	36,458	$14.5664

$0.2533 to $16.7500	1,433,850			910,943

(7)    Employee Benefit Plans

        In 1995 the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all full-time employees. The 401(k) Plan provides a match of 100% of the employees' contributions up to 2% of an employee's salary. Total expense for the years ended December 31, 2003, 2002 and 2001 was $85,370, $62,521 and $89,214, respectively.

        On March 4, 1996, the Company established the 1996 Employee Stock Purchase Plan (the "1996 Stock Purchase Plan") covering all employees. The 1996 Stock Purchase Plan allowed employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions.

        On April 26, 2001, the Company established the 2001 Employee Stock Purchase Plan (the "2001 Stock Purchase Plan") covering all employees. The 2001 Stock Purchase Plan superceded the Company's 1996 Stock Purchase Plan. The 2001 Stock Purchase Plan allows employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions. There are four plan periods in each calendar year, with each such plan period corresponding with a calendar quarter. Market price is calculated as the fair market value of the common stock as of the last trading day of such plan period less the discount to the market. A total of 250,000 shares of common stock were reserved for issuance under the 2001 Stock Purchase Plan. Total shares issued based on payroll withholdings for the years ended December 31, 2003, 2002 and 2001 were 16,394 (4,071 issued January 2004), 24,358 (6,645 issued January 2003) and 40,441 (7,126 issued January 2002), respectively. As of December 31, 2003, there are 172,878 shares remaining under the 2001 Stock Purchase Plan.

(8)    Stockholder Rights Plan

        On October 28, 1996 the Company adopted a stockholder rights plan and declared a dividend to be made to stockholders of record on November 8, 1996 of one preferred share purchase right on each outstanding share of the Company's common stock. The stockholder rights plan was adopted to preserve for the stockholders of the Company the long-term value of the Company in the event of a takeover of the Company or the purchase of a significant block of the Company's common stock and to protect the Company and its stockholders against coercive takeover tactics. Prior to the time the rights become exercisable, the rights will be evidenced by the certificates representing shares of common stock of the Company and will be transferable only in connection with the transfer of shares of common stock. If a person acquires 15% of the Company's common stock the rights will then be exercisable, and each right will entitle the holder thereof to purchase for an exercise price of $85.00 (subject to adjustment), shares of the Company's common stock having a market value of twice such exercise price, valued as of the date of occurrence of such triggering event, subject to the right of the Company to exchange the rights for common stock of the Company on a one-for-one basis. The Company will be entitled to redeem the rights at $0.01 per right at any time before public disclosure that a 15% position has been acquired. The rights will expire on October 28, 2006, unless previously redeemed or exercised. As part of the settlement agreement with the Durus funds, as discussed in Note 12, the Company has amended its Rights Agreement to conditionally exempt the Durus funds therefrom.

(9)    Income Taxes

        No Federal or state income taxes have been provided for in the accompanying financial statements because of net operating losses incurred to date and the establishment of a valuation allowance equal to the amount of the Company's deferred tax assets. At December 31, 2003, the Company has net operating loss and research and development credit carryforwards for Federal income tax purposes of approximately $134.7 million and $2.9 million, respectively, which expire between 2012 and 2023. Changes in the Company's ownership may cause annual limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

        The net deferred tax assets are summarized at December 31 as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$53,897,000	$46,175,000
Research and development credit carryforwards	2,870,000	2,870,000
Other	603,000	721,000

Total deferred tax assets	57,370,000	49,766,000
Less valuation allowance	(57,370,000)	(48,603,000)

Net deferred tax assets	—	1,163,000
Deferred tax liability	—	(1,163,000)
Net deferred taxes	$—	—

        Given the Company's historical losses and uncertainty with respect to the Company's ability to generate taxable income, management has established a valuation allowance of $57,370,000 at December 31, 2003 and $48,603,000 at December 31, 2002 to reduce the net deferred tax assets to zero. The increase in the valuation allowance was $8,767,000 and $5,126,000 in 2003 and 2002, respectively.

(10)    Commitments

  Purchases

        The Company entered into a contract manufacturing agreement with one of its vendors to produce PHD Systems. The Company has a contractual obligation to purchase raw materials and final assemblies that are within 13 weeks of the scheduled delivery date. At December 31, 2003 there were 90 units on order with a delivery date in the first 13 weeks of 2004 for an estimated total cost of $4,059,000. In addition, the Company is obliged to pay the vendor for raw materials that have been purchased on the Company's behalf, which is estimated to be $1,200,000 as of December 31, 2003.

  Leases

        During September 1996, the Company entered into a new lease agreement, accounted for as an operating lease, for its offices and laboratory research facilities. The term of the lease is ten years expiring in September 2006. The Company also leases certain equipment under operating leases. Included in both research and development expenses and general and administrative expenses for the years ended December 31, 2003, 2002 and 2001 were $656,490, $654,743 and $619,645, respectively, for rent expense under operating leases for certain equipment and the Company's offices and research facilities. The Company has commitments for future minimum rent payments under these lease agreements, as follows:

2004	$438,610
2005	451,614
2006	308,992
2007	5,539

  License Agreements

        The Company has been granted licenses to use certain technology in the development and sale of its products. Such license agreements provide for royalty payments to be made by the Company based on net sales over the life of any application based on the patent rights. Minimum required payments under these agreements are as follows:

2004	$253,750
2005	250,000
2006	250,000
2007	250,000
2008	177,671
All subsequent years	247,920

        Total royalty payments for the years ended December 31, 2003, 2002 and 2001 were $215,000, $185,000, and $155,000 respectively.

(11)    Contingencies

        In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock. A dispute arose as to whether a fee was payable under this letter, and litigation ensued. In March 2003, the Company and the investment banking firm settled this litigation. The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003. The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to

$160,000 in connection with future financings. All payments due in 2003 were made, and no liability was recorded in the Company's consolidated financial statements as of December 31, 2003.

        In the ordinary course of business, the Company is party to employment and other legal actions as plaintiff or defendant. While management cannot determine with certainty the ultimate outcome of such lawsuits, management believes that the Company is not involved in any current litigation proceedings which, should there be an unfavorable disposition, either individually or in aggregate, would have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12)    Subsequent Events—Legal Proceedings

        In April 2003 the Company learned that Durus Life Sciences Master Fund Ltd. (the "Master Fund"), Scott Sacane, Durus Capital Management, LLC ("Durus Capital"), Durus Capital Management (N.A.), LLC ("Durus Capital (N.A.)") and Artal Long Biotech Portfolio LLC ("Artal"), collectively known as "defendants", had accumulated a common stock position in excess of the 15% ownership level that would potentially trigger the Company's Shareholder Rights Agreement. The Company then entered into an agreement with Mr. Sacane and Durus Capital relating to shares of common stock they then controlled through the Master Fund (the "April 2003 Agreement").

        Pursuant to the terms of the April 2003 Agreement, Mr. Sacane and Durus Capital represented that they: (1) then owned 5,238,248 shares (approximately 19.5%) of the outstanding common stock, (2) crossed the 15% ownership level inadvertently, and (3) held this investment in the Company in the ordinary course of business, and not for the purpose or with the effect of changing or influencing the control of the Company. In addition, they agreed to reduce their holdings to below 15% over a two-year period and not to purchase any additional shares of Aksys common stock until such time as their ownership was less than 15% of the shares then-outstanding (and thereafter not in excess of 15% without the consent of the board of directors).

        After the close of business on July 24, 2003, Mr. Sacane informed the Company that he, together with the other defendants, had accumulated in excess of 19 million shares of common stock in transactions described as inadvertent. In a Schedule 13D filed with the SEC on July 28, 2003, the defendants disclosed that they owned 21,831,218 shares, or approximately 73% of the then-outstanding common stock. The Master Fund owned 21,333,118 of these shares and Artal owned 498,100 shares.

        In August 2003, the Company filed a lawsuit against the defendants in United States District Court for the District of Connecticut. The lawsuit sought injunctive relief and damages arising from the defendants' alleged violation of federal securities laws and the alleged breach of the April 2003 Agreement. In addition, the lawsuit sought recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934.

        In January 2004, the Company settled the Section 16 claim against the defendants for $4.6 million. In February 2004 the Company settled all other claims against the defendants, and received as part of that settlement an additional $34.1 million in cash, of which $16.1 million was in exchange for unsecured subordinated promissory notes.

(13)    Liquidity and Capital Resources

        The Company believes that its cash, cash equivalents and short-term investments of $20.2 million as of December 31, 2003, and the $38.7 million received in January and February 2004, as a result of the Durus settlement described in Note 12 above, are sufficient to finance the Company's operations through December 31, 2004.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer. Based on this evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The board of directors presently consists of five directors divided into three classes, with each class serving a three-year term. The stockholders elect approximately one-third of the board of directors each year. Our board members are as follows:

William C. Dow, 57	Director since September 1999

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

W. Dekle Rountree, Jr 62	Director since April 1993

  From April 1993 until his retirement in July 1998, W. Dekle Rountree, Jr. served as President and Chief Executive Officer of AcroMed Corporation, a company that designed and manufactured orthopedic spinal devices. Prior to this position, Mr. Rountree was Executive Vice President and Chief Operating Officer of BOC Health Care, a company that provided products and services for critical care in the hospital and home. Mr. Rountree has headed OHMEDA, a division of BOC Health Care, and has held multiple management positions with Baxter Travenol Laboratories, including President of the Artificial Organs (Renal) Division.

Richard B. Egen, 65	Director since November 1997

  Richard B. Egen has been Chairman of the Board of Directors since May 1999. From January 1997 to July 2001, Mr. Egen served as President and Chief Executive Officer of NephRx Corporation, a biotechnology company that is developing technology for kidney growth factors. From January through December 1996, Mr. Egen was an independent business consultant. From 1989 to 1995, Mr. Egen was President and Chief Executive Officer of Clintec International, a joint venture owned by Baxter International Inc. and Nestlé S.A. Clintec International was engaged in the development of clinical nutrition products. Prior to working at Clintec International, Mr. Egen held various senior management positions during his fifteen-year career with Baxter International Inc. Mr. Egen serves as a director of Optical Sensors Incorporated.

Alan R. Meyer, 51	Director since October 2001

  Alan R. Meyer has been an independent business consultant since November 2000. From December 1992 through October 2000, Mr. Meyer was the Executive Vice President, Chief Financial Officer and a member of the Board of Directors of PathoGenesis Corporation, a pharmaceutical company. From 1989 through 1992, Mr. Meyer was a partner of The Kensington Group, a provider of management services to healthcare companies. He was the Chief Financial Officer of Memtec North America Corporation, an industrial filtration company, from 1987 through 1988. He held various management positions in corporate finance and corporate development at Baxter Healthcare Corporation from 1981 though 1987. From 1977 through 1980, Mr. Meyer was a management consultant at Arthur Andersen & Co.

Bernard R. Tresnowski, 71	Director since April 1996

  Bernard R. Tresnowski served from December 1981 until his retirement in December 1994 as the President and Chief Executive Officer of the Blue Cross and Blue Shield Association, the national coordinating body for all Blue Cross and Blue Shield Plans. He has also held various other leadership positions in the healthcare industry, including President of the International Federation of Health Service Funds, Member of the Jackson Hole Group, Principal of the Dunlop Group of Six, Member of the Secretary of Health and Human Services Private/Public Sector Advisory Committee on Catastrophic Illness, Co-Chairman of the Secretary of Health and Human Services Work Group on Electronic Data Interchange and Member of the American Medical Association National Health Policy Steering Committee. Mr. Tresnowski is a director of Alexian Brothers Medical Center and the Medic Alert Foundation.

        With the exception of Mr. Dow, our President and Chief Executive Officer, our board of directors has determined that each of its members meet the independence requirements of the Nasdaq Stock Market.

Executive Officers

        Our executive officers are elected by and serve at the discretion of the board of directors. Our executive officers are as follows:

Lawrence D. Damron, 57

  Senior Vice President and Chief Financial Officer, joined the Company in May 2002. Mr. Damron has over 20 years of experience in the healthcare sector. From June 1999 to December 2000, he served as the Chief Financial Officer for Everest Healthcare Services Corporation, a provider of dialysis and other blood treatment services. From July 1997 until June 1999, he was Senior Vice President, Finance and Treasurer at Evanston Northwestern Healthcare from July 1997 until June 1999. Mr. Damron was with Baxter International since 1985 in a number of key management positions including Corporate Treasurer from 1992 until 1997. From 1980 until 1985, he was with American Hospital Supply in a variety of financial positions. Mr. Damron received his Bachelor of Arts degree in economics from the University of Cincinnati and his Masters of Arts degree in international relations from the University of Southern California. He received his Masters of Business Administration from Harvard University, and is a Certified Public Accountant. Mr. Damron served as a Lieutenant in the U.S. Navy.

Richard P. Goldhaber, 60

  Senior Vice President and Chief Technical Officer, joined the Company in July 2000. Prior to joining the Company, from 1993 to 2000, he was Vice President of Research and Development at Minntech Corporation, a company that develops, manufactures and distributes dialysis related products. Prior to Minntech, from 1965 to 1993, he held positions of increasing responsibility in product development with Baxter International Inc., including 20 years developing dialysis products. Mr. Goldhaber received his Bachelor of Science in Mechanical Engineering from Purdue University, and his Masters of Science in Physiology from Illinois Institute of Technology.

Rodney S. Kenley, 54

  Senior Vice President of Advanced Product Development. Mr. Kenley founded Aksys in 1991 and served in varying capacities, including CEO, COO, and VP, Business Development, until 1999 when he left to pursue other interests. Mr. Kenley rejoined the Company in

  February 2004. He has 30 years of experience in healthcare, most of which has been spent in the Renal Replacement Therapy arena. Prior to founding Aksys, he held several positions at Baxter Healthcare from 1977 through 1990, including International Marketing Manager, Business Unit Manager for Peritoneal and Hemodialysis products, Manager of New Business Development, Director of Worldwide Product Planning, Director of Advanced Product Development, and VP of Electronic Drug Infusion. Mr. Kenley received his Bachelor of Arts degree in Biology and Chemistry from Wabash College, a Masters of Science degree in Molecular Biology from Northwestern University, and a Masters of Management from the Kellogg Graduate School of Management at Northwestern University.

Lawrence A. Rohrer, 53

  Senior Vice President, Global Sales and General Manager, International, joined the Company in May 2003. Mr. Rohrer has over 25 years of experience in the healthcare sector. From 1996 until joining the Company in May 2003, he served as Vice President of Marketing and Business Development for the non-hospital medical/surgical distribution business at Cardinal Health Inc, a provider of products and services supporting the healthcare industry. From 1995 to 1996 he was Vice President, Business Development in the Nephrology Division of Caremark, International, a pharmaceutical services company. From 1978 through 1994, Mr. Rohrer served in various positions of increasing responsibility in engineering, marketing, and sales management with the Renal Division of Baxter International. Mr. Rohrer received his Bachelor of Science degree in aeronautical engineering from the University of Notre Dame, his Masters of Science degree in Mechanical Engineering from Northwestern University, and his Masters of Business Administration degree from Northern Illinois University. Mr. Rohrer served as a Captain in the U.S. Air Force.

Nancy S. Schmelkin, 45

  Senior Vice President, Global Marketing and Customer Care, joined the Company in October 2002. Ms. Schmelkin has over 15 years of experience in the healthcare sector. Prior to joining the Company she was the Director of Marketing for Motorola Life Sciences, a division of Motorola focusing on technology in the field of genomics. From 1984 to 1996 Ms. Schmelkin served in various positions of increasing responsibility with Baxter International. Ms. Schmelkin received her Bachelor of Arts from Grinnell College and her Masters of Business Administration in Marketing and Finance from Northwestern University.

Thomas F. Scully, 57

  Senior Vice President of Manufacturing and Operations since January 2002. Mr. Scully joined the Company in January 1996, and served as Vice President of Operations through December 2001. Mr. Scully has over 30 years of experience in the healthcare sector. From 1971 to 1995, Mr. Scully worked at Baxter International in various operational roles, including Vice President, Sales and Operations of the Renal Division. In that role, Mr. Scully was involved principally in the design, development and management of the Renal Division's home care operations network. Mr. Scully received his Bachelor of Arts degree from the University of Notre Dame and his Master's of Management degree from Northwestern University. Mr. Scully served as a Captain in the U.S. Army.

Board Committees

        Our board of directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee.

        Audit Committee.    The Audit Committee's functions, among others, are to appoint the Company's independent auditor and set the compensation and oversee the work performed by the independent auditor; consider the adequacy of the Company's internal controls and review any proposed corrective actions; review and monitor the Company's compliance with legal and regulatory requirements; and discuss with management and the independent auditors the Company's annual and quarterly financial statements and key accounting and/or reporting matters. The Audit Committee currently consists of Messrs. Egen, Meyer and Tresnowski, with Mr. Meyer serving as chairman of the committee and as "audit committee financial expert" as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. All current members of the Audit Committee are independent within the meaning of the regulations adopted by the SEC under the Sarbanes-Oxley Act of 2002 and the requirements of the Nasdaq Stock Market regarding audit committee membership. A copy of the Audit Committee's charter is available on our website at www.aksys.com.

        Compensation Committee.    The Compensation Committee is responsible for, among other things, approving overall compensation policy; determining and approving the compensation of the chief executive officer and other senior officers; approving appointments and promotions of senior officers and key employees; and administering the Company's stock-based, profit-sharing and incentive compensation plans, and grants of awards thereunder. The Compensation Committee currently consists of Messrs. Egen, Rountree and Tresnowski, with Mr. Roundtree serving as chairman of the committee. All current members of the Compensation Committee are independent within the meaning of the requirements of the Nasdaq Stock Market regarding Compensation Committee membership. A copy of the Compensation Committee's charter is available on our website at www.aksys.com.

        Nominating Committee.    The Nominating Committee is responsible for, among other things, establishing criteria for board membership; considering, recommending and recruiting candidates to fill new positions on the board; reviewing candidates recommended by stockholders; and recommending the director nominees for approval by the board and the stockholders. The Nominating Committee currently consists of Messrs. Egen, Meyer, Rountree and Tresnowski, with Mr. Tresnowski serving as chairman of the committee. All current members of the Nominating Committee are independent with the meaning of the requirements of the Nasdaq Stock Market regarding Nominating Committee membership. A copy of the Nominating Committee's charter is available on our website at www.aksys.com. The Nominating Committee does not have a written policy regarding stockholder nominations for director candidates. The committee will, however, consider candidates for director nominees put forward by stockholders. Our bylaws establish an advance notice procedure with regard to certain matters, including stockholder nominations for directors, to be brought before a meeting of stockholders at which directors are to be elected. In the case of an annual meeting, notice must be received by the Secretary of the Company not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting. In the case of a special meeting of stockholders at which directors are to be elected, notice of a stockholder nomination must be received by the Secretary of the Company no later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. A nomination will not be considered if it does not comply with these notice procedures and any additional requirements set forth in our bylaws. Please note that these requirements are separate from the SEC's requirements to have a stockholder nomination or other proposal included in our proxy statement.

Section 16(A) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership of shares of the Common Stock with the SEC. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon a review of the copies of such reports received by it, or written representations that no other reports were required, the Company believes that, from January 1, 2003 through December 31, 2003, its directors, executive officers and greater than 10% beneficial owners complied with the reporting requirements under Section 16(a), with the exception of (1) Mr. Rohrer, who filed a report on June 6, 2003 with respect to a grant of options to purchase 30,000 shares of common stock on May 27, 2003, and (2) Durus Capital Management LLC, who filed reports on July 31, 2003 with respect to several purchases and sales of common stock, which reports were not timely filed.

Policies on Business Ethics

        All of Aksys' employees, including its Chief Executive Officer, Chief Financial Officer and Corporate Controller, as well as its Directors, are required to comply with the Company's Standards of Business Ethics to ensure that the Company's business is conducted in a consistently legal and ethical manner. The Sarbanes-Oxley Act of 2002 requires companies to have procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Aksys currently has these procedures in place, which are set forth in the Standards of Business Ethics. The full text of the Aksys Ethics Guide, which includes the Standards of Business Ethics, is posted on the Company's web site, at www.aksys.com, under the "Corporate Information—Corporate Governance" captions. Aksys will disclose future amendments to, or waivers from, certain provisions of its Standards of Business Ethics for its Chief Executive Officer, Chief Financial Officer and Corporate Controller, if any, on its web site within five business days following the date of the amendment or waiver, or such earlier period of time that the SEC may later require.

Item 11.    Executive Compensation.

Summary Compensation Table

        The table below provides information relating to compensation for the Chief Executive Officer and the other highest paid executive officers of the Company earning $100,000 or more (collectively, the

"Named Executive Officers") during fiscal 2003. The amounts shown include compensation for services in all capacities that were provided to the Company.

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation($)	Securities Underlying Options(#)	All Other Compensation($)
William C. Dow President and Chief Executive Officer	2003 2002 2001	$ $ $	335,000 310,000 310,000	$ $ $	167,500 99,675 54,425	-0- -0- -0-	40,000 -0- 22,000	-0- -0- -0-
Lawrence D. Damron(1) Sr. Vice President and Chief Financial Officer	2003 2002	$ $	248,000 160,000	$ $	71,136 36,000	-0- -0-	7,500 170,000	-0- -0-
Richard P. Goldhaber(2) Sr. Vice President and Chief Technical Officer	2003 2002 2001	$ $ $	233,750 224,400 220,000	$ $ $	65,031 87,231 9,670	-0- -0- -0-	7,500 10,000 2,000	$-0- -0- 17,156
Thomas F. Scully Sr. Vice President Operations and Manufacturing	2003 2002 2001	$ $ $	198,392 190,000 173,197	$ $	53,419 74,700 -0-	-0- -0- -0-	7,500 45,000 1,500	-0- -0- -0-
Nancy S. Schmelkin(3) Sr. Vice President Global Marketing and Customer Care	2003 2002	$ $	175,833 37,575	$ $	55,200 4,599	-0- -0-	27,500 25,000	$321 -0-

(1)
Compensation information for fiscal 2002 only includes compensation earned after Mr. Damron joined the Company in May 2002.

(2)
"All Other Compensation" of $17,156 for fiscal 2001 represents relocation costs.

(3)
Compensation information for fiscal 2002 only includes compensation earned after Ms. Schmelkin joined the Company in October 2002.

Stock Option Grants

        The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2003.

Option Grants In Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal 2003	Exercise Price (Per Share)(1)	Expiration Date(2)	Grant Date Value(3)
William C. Dow	40,000	16.5%	$5.61	01/31/13	$128,400
Lawrence D. Damron	7,500	3.1	6.10	03/02/13	26,175
Richard P. Goldhaber	7,500	3.1	6.10	03/02/13	26,175
Thomas F. Scully	7,500	3.1	6.10	03/02/13	26,175
Nancy S. Schmelkin	2,500	1.0	6.10	03/02/13	8,725
Nancy S. Schmelkin	27,500	10.3	10.07	09/01/13	143,500

(1)
Options were granted at an exercise price equal to the fair market of the Company's common stock on the grant date.

(2)
Options granted to the Named Executive Officers are subject to vesting and, accordingly, may terminate before the dates indicated. Options generally vest over a four-year period.

(3)
The estimated present value at grant date of options granted during fiscal 2003 has been calculated using the Black-Scholes options pricing model, based upon the following assumptions: estimated time until exercise of five years; an average risk-free interest rate of 2.1%; a volatility rate of 65.05%; and an expected dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Stock Option Holdings

        The following table sets forth information with respect to the Named Executive Officers concerning stock options held as of December 31, 2003.

Aggregated Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End (1) Exercisable/Unexercisable
William C. Dow	—	—	461,500/51,000	$1,611,600/$96,300
Lawrence D. Damron	—	—	69,215/108,285	$197,292/$197,116
Richard P. Goldhaber	—	—	80,979/23,521	$51,245/$8,000
Thomas F. Scully	—	—	15,500/38,500	$107,479/$98,229
Nancy S. Schmelkin	—	—	12,500/40,000	$26,776/$73,526

1)
Options are considered "in the money" if the fair market value of the underlying securities exceeds the exercise price of the options. The year-end values represent the difference between the fair market value of the common stock subject to the options (the stock's closing price as reported on the Nasdaq National Market was $8.82 on December 31, 2003), and the exercise price of the options. As of December 31, 2003, (a) Mr. Dow had options to purchase 490,000 shares at $5.31 per share and 22,000 shares at $16.75 per share; (b) Mr. Damron had options to purchase 170,000 shares at $6.62 per share and 7,500 shares at $6.10 per share; (c) Mr. Goldhaber had options to purchase 85,000 shares at $8.62 per share, 2,000 shares at $4.82 per share, 10,000 at $6.32 per share, and 7,500 at $6.10 per share; (d) Mr. Scully had options to purchase 1,500 shares at $4.82, 40,000 at $4.65, 5,000 at $6.32, and 7,500 at $6.10; and (e) Ms. Schmelkin had options to purchase 25,000 shares at $5.08 per share, 2,500 shares at $6.10 per share, and 25,000 at $10.07 per share.

Severance Agreements

        The Company has entered into severance, confidentiality and non-competition arrangements with certain of its executive officers.

        Mr. Dow's agreement provides for a non-competition period of two years following his resignation or termination by the Company for cause or for one year following termination by the Company without cause or due to disability. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Dow's aggregate base salary for the prior twelve months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

        Mr. Damron's agreement provides for a non-competition period of one year following the date of the termination of his employment. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Damron's aggregate base salary for the prior twelve months before termination. Mr. Damron is also entitled to a lump sum payment equal to his aggregate base salary for the prior twelve months in the event that his position is eliminated after a change of control. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

        Mr. Goldhaber's agreement provides for a non-competition period of one year following the date of the termination of his employment. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Goldhaber's aggregate base salary for the prior six months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

        Ms. Schmelkin's agreement provides for a non-competition period of one year following the date of the termination of his employment. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Ms. Schmelkin's aggregate base salary for the prior six months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

        Mr. Scully's agreement provides for a non-competition period of two years following his resignation or termination by the Company for cause or for one year following termination by the Company without cause or due to disability. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Scully's aggregate base salary for the prior six months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

Compensation of Directors

        Effective January 1, 2003, the non-employee board members receive $1,000 for each board meeting they attend in person, or $500 for each board meeting they attend telephonically. The directors of the Company are also reimbursed for reasonable travel expenses incurred in attending board and board committee meetings. On the later of June 30 of each year or the day next following each annual meeting of stockholders of the Company, each non-employee director will receive an automatic option to purchase 8,000 shares of common stock. These options will vest and become exercisable in four equal installments on the first day of each calendar quarter that the director serves on the board of directors after the date of grant. Unless earlier terminated, forfeited, or surrendered pursuant to the plan, each option granted to non-employee directors will expire on the tenth anniversary date of the grant. In addition, a newly-elected non-employee director will also receive, upon his or her election to the board, an option to purchase 5,000 shares of common stock under our 1996 Stock Awards Plan.

        On June 30, 2003, each non-employee director received an option to purchase 8,000 shares of common stock, at a strike price of $12.90. Those options vested and become exercisable in four equal installments on the first day of each calendar quarter that the director served on the board of directors after the date of grant. Unless earlier terminated, forfeited, or surrendered pursuant to the plan, each option granted to non-employee directors will expire on June 30, 2013.

Board Compensation Committee Report on Executive Compensation

        The following Compensation Committee Report on Executive Compensation does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated. The material set forth below is a report submitted by the Compensation Committee regarding compensation policies and programs for executive officers for fiscal year 2003.

Compensation Philosophy and Executive Compensation Objectives

        The management compensation program is designed to reward outstanding performance and results. The compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide fully competitive levels of compensation—at expected levels of performance—in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between the executives and stockholders such that a significant portion of compensation is directly linked to maximizing stockholder value.

        In support of this philosophy, the executive compensation program is designed to reward performance that is directly relevant to the short-term and long-term success of the Company. As such, the Company attempts to provide both short-term and long-term incentive compensation that varies based on corporate and individual performance. To accomplish these objectives, the Compensation Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives and long-term incentives in the form of stock options. The following sections describe these elements of compensation and discuss how each component relates to the overall compensation philosophy.

Base Salary Program

        The base salary program is based on a philosophy of providing base pay levels that are competitive with other early commercialization stage companies in the medical device industry. The Company periodically reviews its executive pay levels to ensure consistency with similarly positioned companies in such industry.

        Annual salary adjustments are based on several factors: the general level of market salary increases, individual performance and long-term value provided to the Company, competitive base salary levels and the Company's overall results.

Annual Bonus

        Annual bonuses are intended to (1) reward key employees based on Company and individual performance, (2) motivate key employees and (3) provide pay-for-performance cash compensation opportunities to participants. The criteria for bonus payments are based on the achievement of the specific development and Company milestones established by the Compensation Committee at the beginning of each fiscal year.

Long-Term Incentives

        Long-term incentives are designed to focus the efforts of key employees on the long-term goals of the Company and to maximize total return to the stockholders of the Company. The Compensation Committee has relied solely on stock option awards to provide long-term incentive opportunities. Stock options align the interests of key employees and stockholders by providing value to the key employee through stock price appreciation only. Stock options issued to employees generally have a ten-year term before expiration and are fully exercisable within four years of the grant date.

Compensation of President and Chief Executive Officer

        In setting Mr. Dow's base salary and awarding his cash bonus for fiscal 2003, the Compensation Committee evaluated the same factors which it considers in establishing the salary levels and bonuses of the other executive officers of the Company. In addition, the Compensation Committee considered the status of Mr. Dow as the Company's most senior officer and the important role he has in achieving overall corporate goals. In granting stock options to Mr. Dow, the Compensation Committee sets no fixed guidelines, but takes into consideration his total compensation package and competitive compensation data, the long-term nature of stock options, overall corporate financial performance, his role in attaining those results, and the number of options previously granted, although no particular weighting is assigned to any factor.

        Mr. Dow was awarded a base salary of $335,000 for fiscal 2003. The base salary awarded to Mr. Dow was set at a competitive level with respect to comparable companies. Mr. Dow also earned a bonus of $167,500 in 2003 in connection with the Company's achievement of milestones.

Deductibility of Executive Compensation

        Section 162(m) of the Internal Revenue Code generally disallows deductions to public companies for executive compensation in excess of $1 million to the chief executive officer and other named executive officers. The Company's policy is to comply with the requirements of Section 162(m) and maintain deductibility for all executive compensation, except in circumstances where the Compensation Committee concludes on an informed basis, in good faith, and with the honest belief that it is in the best interest of the Company and the stockholders to take actions with regard to the payment of executive compensation which do not qualify for tax deductibility. In fiscal 2003, the Company did not pay compensation to any executive that was subject to Section 162(m).

Compensation Committee
Richard B. Egen
W. Dekle Rountree, Jr.
Bernard R. Tresnowski

Compensation Committee Interlocks and Insider Participation

        None of the current members of the Compensation Committee is or has been an officer or employee of Aksys. None of the executive officers serves, or served in 2003, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or the Compensation Committee.

Performance Graph

        The following graph compares our cumulative total stockholder return since December 31, 1998 with the Nasdaq Total Return Index and an index of certain companies selected by the Company as comparative to the Company in that each is or recently has been a development stage manufacturer of medical devices. The graph assumes that the value of the investment in the common stock and each index was $100.00 on December 31, 1998, and assumes that all dividends paid were reinvested.

Comparison of Our Common Stock,
The Nasdaq Total Return Index and a Peer Group Index(1)

	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
Aksys, Ltd.	$100	$113	$383	$108	$123	$205
Nasdaq Total Return Index	$100	$186	$113	$89	$61	$91
Peer Group Index	$100	$184	$207	$301	$224	$276

(1)
The companies selected to form the Company's industry peer group index are Cantel Medical, Cardiac Sciences, CTI Molecular, Immucor, Integra Lifesciences, Intuitive Surgical, Thoratec, Zoll Medical, and Biolase Technology. These companies are in medical technology with a capital equipment product line and have a market capitalization between $100 million and $1 billion.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership of Common Stock

        Except as otherwise noted, the following table sets forth certain information as of March 8, 2004, as to the security ownership of those persons owning of record or known to the Company to be the beneficial owner of more than five percent of the voting securities of the Company and the security ownership of equity securities of the Company by (1) each of the directors of the Company, (2) each of the Named Executive Officers in the Summary Compensation Table and (3) all directors and Named Executive Officers as a group. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the common stock referenced in the following table (including those shares of common stock which were issuable pursuant to the exercise of options which vest within 60 days of March 22, 2004) has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Except as indicated below, the address for each such person is c/o Aksys, Ltd., Two Marriott Drive, Lincolnshire, Illinois, 60069.

Name of Beneficial Owner	Beneficially Owned	Percentage Owned(1)
Durus Life Sciences Master Fund Ltd.(2)	21,331,118	71.6%
William C. Dow(3)	490,364	1.6%
Lawrence D. Damron(4)	95,692	*
Richard P. Goldhaber(5)	95,458	*
Thomas F. Scully(6)	33,024	*
Nancy S. Schmelkin(7)	12,500	*
Richard B. Egen(8)	85,500	*
Alan R. Meyer(9)	29,242	*
W. Dekle Rountree, Jr.(10)	88,500	*
Bernard R. Tresnowski(11)	53,250	*

All directors and executive officers as a group (9 persons)	983,530	3.3%

*
Less than one percent of the issued and outstanding shares of common stock of the Company.

(1)
Based upon 29,806,475 shares of common stock outstanding as of March 8, 2004.

(2)
As reported on a Schedule 13D filed with the Securities and Exchange Commission on February 26, 2004, by Durus Life Sciences Master Fund Ltd. Includes 281,454 shares of common stock subject to immediately exercisable outstanding warrants. The business address of the Master Fund is c/o International Fund Services (Ireland) Ltd., 3rd Floor, Bishops Square, Redmonds Hill, Dublin 2, Ireland. Pursuant to the settlement agreement we entered into with the Master Fund and other defendants in February 2004, the Master Fund agreed to execute irrevocable proxies directing that the shares of Aksys common stock that it owns be voted: (1) in favor of Aksys' nominees for its board of directors, William C. Dow (our President and Chief Executive Officer and a Class II director) and W. Dekle Rountree, Jr. (a Class II director), at the 2004 annual meeting of stockholders, (2) as directed by a majority of Aksys' independent directors with respect to any stockholder proposals at the 2004 annual meeting of stockholders and (3) in proportion to the votes cast by all other holders of Aksys common stock (other than the defendants) in future stockholder votes and with respect to other matters at the 2004 annual meeting of stockholders. The authority granted by the proxies continues until the defendants' aggregate ownership of our common stock decreases below specified thresholds. See "Legal Matters—Durus Settlement".

(3)
Includes 476,500 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(4)
Includes 88,790 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(5)
Includes 94,208 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(6)
Includes 28,625 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(7)
Includes 12,500 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(8)
Includes 78,500 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(9)
Includes 28,500 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(10)
Includes 51,000 shares of common stock subject to options presently exercisable or exercisable within 60 days.

(11)
Includes 52,250 shares of common stock subject to options presently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions.

        None.

Item 14. Principal Accountant Fees and Services

        The following table sets forth fees for professional services rendered by KPMG LLP to us for the audit of our annual financial statement for the years ended December 31, 2003 and 2002, and fees for other services rendered by KPMG during those periods.

Fees	2003	2002
Audit fees	$149,130	$112,300
Audit-related fees	$125,710	$63,443
Tax fees	$10,800	$19,860
All other fees	—	—

Total	$274,840	$175,743

        Audit Fees.    Annual audit fees relate to services rendered in connection with the audit of the annual financial statement included in this report and the review included in our quarterly reports on Form 10-Q.

        Audit-Related Fees.    Audit-related fees include fees for consultations concerning financial accounting and reporting matters, including review of registration statements filed with the SEC.

        Tax fees.    Tax fees include fees for services rendered in connection with tax preparation and tax consultation services.

        All other fees.    There were no other fees in 2003 or 2002.

Pre-Approval Policies

        Under our pre-approval policies with respect to our independent auditor, the Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors for such services. The Chairman of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
Financial Statements:

1.
Financial Statements.

    The following financial statements are included in Item 8 of this report:
    Independent Auditors' Report
    Consolidated Statements of Operations for the years ended December 31, 2003,
        2002 and 2001
    Consolidated Balance Sheets as of December 31, 2003 and 2002
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003,
        2002 and 2001
    Consolidated Statements of Cash Flows for the years ended December 31, 2003,
        2002 and 2001
    Notes to the Consolidated Financial Statements

  2.
  Financial Statement Schedules.

    None.

(b)
Reports on Form 8-K.

  On October 10, 2003, we filed a current report on Form 8-K reporting matters under Item 5 and Item 7. On November 6, 2003, we furnished under Item 12 of Form 8-K a copy of our earnings press release for the third quarter of 2003.

(c)
Exhibits.

  See "Exhibit Index" below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2004.

AKSYS, LTD.
By	/s/ WILLIAM C. DOW William C. Dow President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 10th day of March, 2004.

Signature	Capacity

/s/ WILLIAM C. DOW William C. Dow	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LAWRENCE D. DAMRON Lawrence D. Damron	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MARK S. HASKINS Mark S. Haskins	Corporate Controller (Principal Accounting Officer)
/s/ RICHARD B. EGEN Richard B. Egen	Chairman of the Board of Directors
/s/ W. DEKLE ROUNTREE, JR. W. Dekle Rountree, Jr.	Director
/s/ BERNARD R. TRESNOWSKI Bernard R. Tresnowski	Director
/s/ ALAN R. MEYER Alan R. Meyer	Director

AKSYS, LTD.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Aksys, Ltd.(1)
3.2	Amended and Restated By-Laws of Aksys, Ltd.(1)
4.1	Form of certificate representing shares of Common Stock, $.01 par value per share(1)
4.2	Rights Agreement, dated as of October 28, 1996, by and between Aksys, Ltd. and First Chicago Trust Company of New York(2).
4.3	First Amendment to Rights Agreement, dated as of February 23, 2004, by and between Aksys, Ltd. and EquiServe Trust Company, N.A., as successor rights agent to First Chicago Trust Company of New York(3).
4.4	Note Purchase Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC (including Form of Unsecured Subordinated Promissory Note)(3).
4.5	Registration Rights Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC(3).
4.6	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of The Riverview Group, LLC(4).
4.7	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of Roth Capital Partners, LLC(4).
10.1	Aksys, Ltd. 1993 Stock Option Plan(1)
10.2	Manufacturing Agreement, dated as of January 23, 1996, between the Company and Texas Medical Products, Inc.(1)
10.3	License Agreement, dated as of April 1, 1993, between the Company and Zbylut J. Twardowski(1)
10.4	License Agreement, dated as of April 1, 1993, between the Company and Cynthia P. Walters(1)
10.5	Form of Indemnification Agreement(1)
10.6	License Agreement, dated as of March 11, 1996, between the Company and Allergan, Inc.(1)
10.7	Lease for Property at Two Marriott Drive(5)
10.8	Severance, Confidentiality and Post-Employment Restrictions Agreement, dated as of October 4, 1999 Between the Company and William C. Dow(6)
10.9	Manufacturing Agreement, dated as of February 28, 2003, Between the Company and Peak Industries, Inc.(7)
10.10	Aksys, Ltd. 1996 Stock Awards Plan, as amended(8)
10.11	Aksys, Ltd. 2001 Employee Stock Purchase Plan(8)
10.12	Settlement Agreement and Mutual Release, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd., Scott Sacane, Durus Capital Management, LLC, Durus Capital Management (N.A.), LLC and Artal Long Biotech Portfolio LLC(3).
10.14	Codevelopment and Licensing Agreement, dated as of June 21, 1999, between the Company and Teijin Limited(9)

10.15	Stock Purchase Agreement, dated as of January 7, 1998, between the Company and Teijin Limited(9)
10.16	Development and Licensing Agreement, dated as of November 21, 2000, with Teijin Limited(9)
21	Subsidiaries of Aksys, Ltd
23	Consent of KPMG LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-2492).

(2)
Incorporated by reference to the Company's Registration Statement on Form 8A12G, filed on November 5, 1996.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on February 24, 2004.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on July 2, 2003.

(5)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(7)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(8)
Incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

(9)
Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 102651).

QuickLinks

AKSYS, LTD. INDEX TO ANNUAL REPORT ON FORM 10-K
  PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security-Holders.
  Item 4A. Risk Factors
Risk Factors
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Independent Auditors' Report
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation .
Performance Graph
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
AKSYS, LTD. EXHIBIT INDEX