Form 10-Q
period 2004-03-31
AKSYS LTD
filed 2004-05-10
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of May 3, 2004 was 29,813,919.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,057,778	$15,397,453
Short-term investments	—	4,777,644
Accounts receivable, less allowance for doubtful accounts of $14,739 at March 31, 2004 and December 31, 2003	301,047	338,432
Other receivables	29,347	5,076
Inventories	7,508,711	5,995,438
Prepaid expenses	675,820	101,614
Deposits with vendors	1,873,354	109,541
Total current assets	56,446,057	26,725,198

Long-term investments	600,000	600,000
Leased assets, net	1,552,441	1,132,533
Property and equipment, net	1,266,274	1,139,774
Other assets	36,464	40,646
	$59,901,236	$29,638,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,832,642	$4,940,329
Accrued liabilities	672,032	1,298,008
Deferred revenue	185,140	65,813
Other liabilities	43,834	28,686

Total current liabilities	4,733,648	6,332,836

Other long-term liabilities	181,440	177,253
Notes payable	12,656,285	—

Total liabilities	17,571,373	6,510,089

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,806,475 and 29,800,904 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	298,065	298,009
Additional paid-in capital	177,781,132	151,738,776
Accumulated other comprehensive income	18,692	20,277
Accumulated deficit	(135,768,026)	(128,929,000)

Total stockholders’ equity	42,329,863	23,128,062

	$59,901,236	$29,638,151

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three-month periods ended March 31, 2004 and 2003

(Unaudited)

	Three-month periods ended March 31,
	2004	2003
Revenue:
Product	$489,811	$81,848
Service and supplies	192,172	20,973

Total revenue	681,983	102,821

Cost of sales:
Product	1,341,247	863,575
Service and supplies	1,157,588	517,622

Total cost of sales	2,498,835	1,381,197

Operating expenses:
Research and development	1,661,560	1,209,481
Sales and marketing	1,156,275	890,606
General and administrative	2,196,506	1,364,058

Total operating expenses	5,014,341	3,464,145

Operating loss	(6,831,193)	(4,742,521)

Other income and expense:
Interest income	96,764	32,868
Interest expense	(104,597)	—
Total other income and expense	(7,833)	32,868

Net loss	$(6,839,026)	$(4,709,653)

Net loss per share, basic and diluted	$(0.23)	$(0.18)

Weighted average shares outstanding	29,805,771	25,690,143

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of CashFlows

For the three-month periods ended March 31, 2004 and 2003

(Unaudited)

	Three-month periods ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(6,839,026)	$(4,709,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,889	131,843
Non-cash interest expense	104,597	—
Issuance of stock in exchange for services received	—	154,570
Changes in assets and liabilities:
Accounts receivable	37,385	33,584
Other receivables	(24,271)	10,575
Inventories	(1,513,273)	(920,626)
Prepaid expenses and other assets	(570,024)	(185,481)
Deposits with vendors	(1,763,813)	(5,212)
Accounts payable	(1,257,687)	(486,017)
Deferred revenue	119,327	(331)
Accrued and other liabilities	(608,226)	(290,068)
Net cash used in operating activities	(12,149,122)	(6,266,816)

Cash flows from investing activities:
Purchases of investments	—	(2,099,834)
Proceeds from maturities and sales of investments	4,777,644	7,943,256
Purchases of equipment leased to others	(479,820)	(40,000)
Purchases of property and equipment	(232,477)	(207,349)
Net cash provided by investing activities	4,065,347	5,596,073

Cash flows from financing activities:
Proceeds from issuance of notes payable	16,100,000	—
Proceeds from issuance of common stock	43,743	4,584,950
Proceeds from Durus settlement	22,600,357	—
Net cash provided by financing activities	38,744,100	4,584,950

Net increase in cash and cash equivalents	30,660,325	3,914,207
Cash and cash equivalents at beginning of period	15,397,453	953,779
Cash and cash equivalents at end of period	$46,057,778	$4,867,986

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)                          Basis for Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2003, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the three-month period ended March 31, 2004 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

Certain reclassifications have been made to the 2003 consolidated financial statements in order to conform to the 2004 presentation.

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

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and on a long-term basis (up to 24 months) and recognizes revenue on these operating leases on a straight-line basis over the lease term. The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)                          Inventories

Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market.  Inventories were as follows:

	March 31, 2004	December 31, 2003
PHD machines – finished goods	$6,020,000	$4,780,000
PHD machines – spare parts	1,024,612	918,557
Consumables	419,572	252,354
Raw materials	44,527	44,527
	$7,508,711	$5,995,438

The cost of producing the PHD machine is currently in excess of its market price.  During the quarters ended March 31, 2004 and 2003, an inventory adjustment was recorded to product cost of sales in the amount of $296,000 and $469,000, respectively, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.

(4)                     Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Translation and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123, as amended.

The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For Three Months Ended March 31, 2004	For Three Months Ended March 31, 2003
Net loss as reported	$(6,839,026)	$(4,709,653)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(351,967)	(31,420)
Pro forma net loss	$(7,190,993)	$(4,741,073)

Loss per share as reported	$(0.23)	$(0.18)
Pro forma loss per share	$(0.24)	$(0.18)

(5)                          Contingencies

Settlement of Durus Litigation

In January 2004, the Company settled the Section 16 claim against the Durus Life Sciences Master Fund Ltd. for $4.6 million, one count of the three count complaint filed by Aksys against the Durus Fund and other defendants in U.S. District Court in Connecticut.

In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes ("Notes") and the earlier $4.6 million payment to settle claims under Section 16(b).  According to the Registration Rights Agreement between the Company and the Durus Fund, the Company agreed to pay up to $500,000 with respect to any Shelf Registration required to sell the shares held by Durus.  The Company believes the total expense will not exceed $150,000 and has recorded an accrued liability for that amount as of March 31, 2004.

The Notes are subordinated and junior in right of payment to all of our creditors, including trade creditors, and do not bear interest.  We may repay the notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock, we may repay the Notes in stock.  Any stock issued in repayment of the Notes will be subject to registration rights pursuant to the registration rights agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If we elect to repay the notes in stock, the number of shares that we must deliver for payment will be determined based on the average of the closing prices or our common stock on the Nasdaq National Market over the twenty trading days preceding our election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, we are required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) our stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount repaid.

(6)           Liquidity and Capital Resources

It is the Company’s plan to raise the additional capital required to fund commercial activities beyond 2004 through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company.  In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that its cash and cash equivalents at March 31, 2004 are sufficient to finance the Company’s operations through March 31, 2005.

As a result of the Durus Fund’s accumulation of approximately 73% of the Company’s outstanding common stock, the Company’s ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain financing on acceptable terms for a significant period of time, its ability to achieve its principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.

(7)                                 Financing Activities

Settlement of Durus litigation

As discussed in Note (5), the Company settled all claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes and the $4.6 million payment to settle claims under Section 16(b).  During the quarter the Company received a total of $38.7 million of the settlement funds from Durus.  The $22.6 million cash payment was considered to be a capital contribution by an owner and was recorded as an increase to additional paid-in capital.  The Company also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  The Company imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.

Under the terms of the settlement agreement, the remaining $10.0 million will be paid to the Company when a registration statement covering the securities owned by the Durus Fund has been declared effective by the SEC.

In connection with the settlement, an accrued liability of $150,000 was established to cover costs associated with filing the registration statement.  This related liability is also considered to be an equity transaction and was recorded as a decrease to additional paid in capital.

Subsequent event

On April 12, 2004, the Company filed the above-described registration statement covering warrants and common stock owned by the Durus Fund with the SEC.  The Durus Fund and the other selling security holder named therein have advised the Company that, at this time, they have not determined the specific amount, price or timing of any sales of their securities and that they will determine the amount, price or timing of any such sales under the registration statement in their sole discretion.  In compliance with standard registration procedures, the registration statement, once declared effective by the SEC, will cover future sales of shares of the Company’s common stock and warrants, as applicable, held by the selling security holders from time to time.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our inception in January 1991, we have been engaged in the development of hemodialysis products and services for patients suffering from end-stage renal disease (“ESRD”), commonly known as chronic kidney failure. We have developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients.  During the quarter ended September 30, 2002, we commenced commercial activities and were no longer considered to be in the development stage.  We expect to incur losses in the foreseeable future.

On March 27, 2002, we announced that we received Food and Drug Administration (“FDA”) clearance to market the PHD System in the United States.  The FDA clearance had no restrictions and included authorization to use the product in the home.  510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.

On October 7, 2002, we announced the receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area.  The certification approved the PHD System for home use. Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

On October 20, 2003, we announced that we had signed a market assessment agreement with Gambro Healthcare, Inc., a national chain of dialysis clinics serving over 40,000 patients in the United States.  The revenues generated by this agreement in the first quarter of 2004 were not material to us.

Service and supplies sold during the period ending March 31, 2004 specifically relate to the number of PHD Systems in use.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week.

Our largest customer, the Northwest Kidney Center, accounted for 43% of our revenue (by dollar volume) for the quarter ended March 31, 2004, because of a significant number of new machines purchased.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  We believe that the critical accounting policies that require significant judgements and estimates used in the preparation of our consolidated financial statements are: revenue recognition, accrued liabilities and contingencies, and net deferred tax assets valuation.  For additional information on critical accounting policies, please refer to our Annual Report on Form 10K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

Comparison of Results of Operations

For the three-month period ended March 31, 2004, the Company reported net losses of $6.8 million ($0.23 per share), compared with net losses of $4.7 million ($0.18 per share) for the three-month period ended March 31, 2003.  The factors contributing to the increase in net loss are discussed below.

Revenue.  Revenue for the three-month period ended March 31, 2004 was $682,000, an increase of $579,000 or 562% from $103,000 in the comparable period of 2003. The increase in revenue is attributed to the growth in product placement and service and supply agreements.  Product revenue of $490,000 resulted primarily from the sale of ten PHD Systems, with additional revenue coming from rentals.  Service and supplies revenue totaled $192,000 for the quarter.  For the quarter ending March 31, 2003 product revenue was $82,000, resulting primarily from the sale of two PHD Systems.  Service and supplies revenue totaled $21,000 for the quarter ending March 31, 2003.

Cost of sales.   Total cost of sales for the three months ended March 31, 2004 was $2.5 million, an increase of $1.1 million or 79% from $1.4 million in the prior year period. The increase is due to increased sales volume and additional units in service during the current period compared to the prior year period.  The additional units in service required an increase in the number of service technicians and consumable supplies. In addition, we have increased headcount in inventory control and operations to support our commercialization efforts; these personnel costs are included in cost of sales.  Product cost of sales was $1.3 million, an increase of $436,000 or 50% from $864,000 for the comparable period in 2003. The cost of units sold or leased increased $359,000 or 342% from $105,000 for the period ending March 31, 2003, to $464,000 for the period ending March 31, 2004, because of the increase in sales volume.  This increase was partially offset by a decrease in inventory write-downs during the period.  During the quarter ended March 31, 2004, an inventory adjustment was recorded as product cost of sales in the amount of $296,000, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  That adjustment was $469,000 for the three months ended March 31, 2003,  a reduction of $173,000, or 37%.  The reduction reflects our success in reducing the production costs of the PHD Systems over the last year.  The remaining product cost of goods sold is comprised of manufacturing and operations support personnel, charges for obsolete inventory, product royalties, and transportation expenses, totaling $581,000. This is an increase of $291,000 or 100% from similar expenses for the comparable period in 2003 of $290,000.

The cost of producing the PHD System is currently in excess of its market price.  Our goal is to reduce the cost to below the selling price of approximately $40,000 by the end of 2004.  We expect to rely primarily on reductions in the production and service costs of the PHD System in order to realize a positive gross margin on sales of the PHD System.  We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot assure you that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales of the PHD System in the future.

Service and supplies costs for the three-months ended March 31, 2004 were $1.2 million, an increase of $682,000 or 132% from $518,000 for the same period in 2003.  The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff.  We have also increased the number of people handling inventory and operations, and a portion of these costs is attributed to supplies.  The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  The Company expects that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.  Service and supply costs have increased compared to the same period in 2003 because of additional patients using the PHD System.

Operating expenses.   Operating expenses for the three-month period ended March 31, 2004 were $5.0 million, an increase of $1.5 million or 43% from $3.5 million for the comparable period in 2003.  This increase in expenses was due to an increase in research and development expenses of $0.5 million, sales and marketing expenses of $0.3 million, and general and administrative expenses of $0.8 million.  Increases in each specific area are discussed below.

Research and development expenses for the quarter ended March 31, 2004 were $1.7 million, an increase of $0.5 million or 42% from $1.2 million for the same period in 2003. The increase is primarily due to costs associated with improving PHD performance.

For the three-month period ended March 31, 2004, sales and marketing expenses increased to $1.2 million, a $0.3 million or 25% increase compared to the three-month period ended March 31, 2003.  The increase reflects costs associated with the scale up of the sales and marketing resources to support the commercialization of the PHD System.

General and administrative expenses for the quarter ended March 31, 2004 were $2.2 million compared to $1.4 million in the quarter ended March 31, 2003, an increase of $0.8 million or 57%.  The increase is a result of approximately $0.6 million in legal and consulting costs related to settlement of the Durus litigation, and of personnel additions necessary to support the expanded commercialization efforts.

Partnership Agreements

The Company added three clinic partnership agreements in the quarter ended March 31, 2004, bringing the total number of partnership agreements signed to date to 33.  A typical agreement may provide for an initial market assessment and also allows a clinic to lease on a long-term basis or purchase multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement with the expectation that a long-term lease or purchase arrangement will follow.  For Medicare reimbursement, the customer is required to become home certified.  We provide training to the clinics, which then provide training to patients. Also we are available to support clinics or patients 24 hours a day, seven days a week.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through public and private sales of securities.  At March 31, 2004, we had cash and cash equivalents of  $46.1 million, working capital of $51.7 million and restricted long-term investments of $0.6 million.

Net cash used in operating activities was $12.1 million for the three months ended March 31, 2004, compared to $6.3 million in the three months ended March 31, 2003.  The increase is due to an increase in the net loss of $2.1 million, an increase in inventories of $1.5 million, an increase in deposits to vendors of $1.8 million and a decrease in accounts payable of $1.3 million. The increase in the net loss is due to increased unit sales at a loss on each unit, increased servicing of units in use at a loss per unit, and an increase in the corporate infrastructure necessary to support commercialization. In addition, we incurred $0.6 million in costs in the period ending March 31, 2004 related to the Durus settlement.  The inventory balance increased because additional PHD Systems were produced and purchased during the quarter and through the build-up of the parts and consumables inventory required to service the machines in use. The deposit to vendors relates to a deposit of $1.7 million to the manufacturer of the PHD System for parts purchased on our behalf to be used in future production, pursuant to our agreement with that vendor.  The accounts payable balance decreased because of payments made in the period ending March 31, 2004 for PHD System production that occurred in the prior period.

Net cash provided by investing activities was $4.1 million in the three months ended March 31, 2004, compared to net cash provided by investing activities of $5.6 million in the three months ended March 31, 2003.  During the three months ended March 31, 2004, $4.8 million of short term investments matured or were sold and converted into cash equivalents, partially offset by $0.5 million invested in PHD systems that were leased to customers in the current quarter.

Net cash provided by financing activities was $38.7 million for the three months ended March 31, 2004, compared to $4.6 million in the three months March 31, 2003.  The increase is principally due to the $38.7 million in proceeds received from the Durus settlement.  During the quarter, we received $22.6 million in cash in connection with the settlement of our lawsuit against the Durus Fund.  This $22.6 million was recorded as an increase to additional paid-in capital.  As part of the settlement, we also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  We imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.  During the quarter, we recorded $105,000 in interest expense on these notes, which increased the notes payable balance. The notes can either be repaid in cash or converted to equity through the issuance of Aksys’ common stock in a future period, subject to certain conditions.

Financing Needs

We estimate that during the next twelve months we will spend between $30.0 and $32.0 million to fund operations, including North American and European commercialization activities. We expect that cash outlays will increase due to inventory commitments to support expanding commercialization of the PHD System, and continuing increases in short-term leases of the PHD System. We believe that cash and cash equivalents at March 31, 2004 are sufficient to finance current commercial and operating plans through March 31, 2005.

We plan to raise additional capital to fund operations through public and/or private equity or debt financings beyond 2004.  The additional capital required for commercialization may not be available on terms acceptable to us or may not be available at all.

The Durus Fund has accumulated approximately 73% of the Company’s outstanding common stock.  As a result of Durus’ position, our ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain additional financing on acceptable terms for a significant period of time, our ability to achieve our principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.  Although the Durus Fund has committed to reduce its position in our stock over time, the timing of its sales or other dispositions of our securities in the near term is entirely within its discretion.  See “Part II – Item 1. Legal Proceeding – Durus Settlement – Summary of the Settlement.

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

Our present commercialization plan for markets outside of the United States is to develop a partnership in those markets to distribute the PHD System and related consumables and services.

Financing production of the PHD System in quantities necessary for commercialization will require a significant investment in working capital.  In addition to any debt or equity financing transactions, we may seek to finance working capital requirements through equipment and receivable financing with a commercial lender.  We have not yet obtained a commitment for such equipment or receivable financing, and there can be no assurance that we will be able to obtain equipment or receivable financing on acceptable terms or at all.

Generally, we expect U.S. customers to lease or purchase PHD Systems and enter into contracts whereby we will provide all consumables, service and product support related to the PHD Systems for a single monthly price. Some customers enter into a short-term rental agreement prior to finalizing a long-term lease or sale.  We limit the length of time a customer may rent a machine without a long-term agreement.  During the initial rental period, the monthly price includes a product rental fee in addition to consumables, service and product support.

We have not generated taxable income to date.  At March 31, 2004, the net operating losses available to offset future taxable income were approximately $141.5 million.  Because we have experienced ownership changes as a result of the issuance of additional common shares, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our net deferred tax assets at March 31, 2004.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,” “expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions identify forward-looking statements made by us or on our behalf.  These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (iii) risks related to quality control issues and consistency of service applicable to the PHD System; (iv) market, regulatory reimbursement and competitive conditions; (v) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis including without limitation, manufacturing and servicing cost reduction efforts; (vi) our ability to obtain sufficient capital on acceptable terms to run its business; (vii) risks inherent in relying on third parties to manufacture the PHD System;  (viii) changes in the FDA’s Quality Systems Requirements; and (ix) risks related to the disposition of our securities by the Durus Fund.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

Our investments are not made for trading purposes.  Interest rate risk with respect to our investments is not significant as substantially all of such investments are in U.S. dollar cash equivalents, which are by their nature less sensitive to interest rate movements.  Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.  Imputed interest on the long-term notes was made at an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation.

Item 4.                    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer.  Based on this evaluation, our President and Chief Executive

Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings

In February 2004, we announced the final settlement of all of our outstanding claims against Durus Life Sciences Master Fund Ltd. and other defendants for an aggregate payment to us of $48.7 million, which includes the purchase by certain defendants of $16.1 million of unsecured subordinated promissory notes and an earlier $4.6 million payment to settle claims under Section 16(b) of the Securities Exchange Act of 1934.  We had filed a lawsuit in August 2003 after learning that Durus Life Sciences Master Fund Ltd. (the “Durus Fund”), Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital Management (N.A.), LLC (“Durus Capital (N.A.)”) and Artal Long Biotech Portfolio LLC (“Artal”) had acquired over 70% of our outstanding common stock.  We refer to the Master Fund, Mr. Sacane, Durus Capital, Durus Capital (N.A.) and Artal collectively as “defendants” and individually as a “defendant.”

Background to the Litigation.  In April 2003, we entered into an agreement with Mr. Sacane and Durus Capital relating to shares of our common stock they then controlled through the Master Fund (the “April 2003 Agreement”).  We entered into the April 2003 Agreement after we learned that certain of the defendants had accumulated a position in our common stock in excess of the 15% ownership level that would potentially trigger our Shareholder Rights Agreement.

Pursuant to the terms of the April 2003 Agreement, Mr. Sacane and Durus Capital represented that they:  (1) then owned 5,238,248 shares (approximately 19.5%) of our outstanding common stock, (2) crossed the 15% ownership level inadvertently, and (3) held this investment in the Company in the ordinary course of business and not for the purpose or with the effect of changing or influencing the control of the Company.  In addition, they agreed to reduce their holdings to below 15% ownership over a two-year period and not to purchase any additional shares of our common stuck until such time as their ownership was less than 15% of the shares then-outstanding (and thereafter not in excess of 15% without the consent of our board of directors).

After the close of business on July 24, 2003, Mr. Sacane informed us that he, together with the other defendants, had accumulated in excess of 19 million shares of our common stock in transactions he described as inadvertent.  In a Schedule 13D filed with the SEC on July 28, 2003, the defendants disclosed that they owned 21,831,218 shares, or approximately 73%, of our then-outstanding common stock.  The Durus Fund owned 21,333,118 of these shares and Artal owned 498,100.

In August 2003, we filed a lawsuit against the defendants in the United States District Court for the District of Connecticut.  Our lawsuit sought injunctive relief and damages arising from the defendants’ alleged violation of federal securities law and the alleged breach of the April 2003 Agreement.  In addition, our lawsuit sought recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934.

In September 2003, we believe that certain investors in the Durus Fund removed its board of directors and appointed a new board of directors.  We believe that the new board took control of the Durus Fund, including control over the 21,333,118 shares of our common stock owned by the Durus Fund, and that Mr. Sacane, Durus Capital and Durus Capital (N.A.) ceased to exercise control over these shares.  In October 2003, we entered into a standstill agreement with the Durus Fund.  This agreement served as a temporary measure designed to maintain the status quo while we sought to negotiate a settlement with the defendants.

In January 2004, we settled the Section 16 claim against the defendants for $4.6 million.  In February 2004, we settled all other claims against the defendants, and received as part of that settlement an additional $34.1 million in cash, of which $16.1 million was in exchange for unsecured subordinated promissory notes.

Summary of the Settlement.  Pursuant to the settlement agreement, the Durus Fund, among other things, agreed to pay us $28 million in cash (in addition to the $4.6 million paid by the Durus Fund in respect of the Section 16 claim) to settle the remaining claims in our lawsuit and release any other potential claims against the defendants.  In addition, the defendants agreed that they would not seek to exercise control over the Company and that they would not hold the shares of our common stock with the purpose or intent of changing or influencing the control or management of the Company.  In furtherance of this agreement, the Durus Fund and Artal agreed to execute irrevocable proxies directing that the shares of our common stock that they owned be voted: (1) in favor of our nominees for our board of directors, William C. Dow (our President and Chief Executive Officer and a Class II director) and W. Dekle Rountree, Jr. (a Class II director), at our 2004 annual meeting of stockholders, (2) as directed by a majority of our independent directors with respect to any stockholder proposals at our 2004 annual meeting and (3) in proportion to the votes cast by all other holders of our common stock (other than the defendants) in future stockholder votes and with respect to other matters at the 2004 annual meeting.  The authority granted by the proxies continues until the defendants’ aggregate ownership of our common stock decreases below 15%, provided that once the defendants’ aggregate ownership of our common stock decreases below 50% of the outstanding stock, the authority granted by the proxies will apply only to those shares of common stock owned by the defendants in the aggregate in excess of 14.99% of our outstanding common stock.  As of May 4, 2004, we believe the Durus Fund owned 21,333,118 share of our common stock (which includes 281,454 shares issuable upon exercise of immediately exercisable warrants), and Artal owned 498,100 shares of our common stock, collectively representing approximately 73% of the outstanding shares of our common stock as of such date.  Mr. Sacane, Durus Capital and Durus Capital (N.A.) have represented to us that they do not own any shares of our common stock, other than indirect interests in the shares of our common stock owned by the Durus Fund, and voting or dispositive power over any of the shares owned by the Durus Fund or Artal.  Pursuant to the settlement agreement, a representative of the Durus Fund will have the opportunity to meet with our board of directors before or after each board meeting.  In addition, we have amended our Rights Agreement to conditionally exempt the defendants therefrom.

As part of the settlement, we entered into a registration rights agreement with the Durus Fund and Artal whereby we agreed to use reasonable best efforts to register the shares held by them in one or more shelf registration statements and to keep these registration statements(s) effective for two years (the “effective period”), subject to extension in the event that (1) we issue a blackout notice pursuant to the terms of the agreement (in which case the effectiveness period will be extended by the duration of such blackout), (2) the SEC imposes a stop order on the registration statement(s) or the registration statement(s) otherwise become effective (in which case the effectiveness period will be extended by the duration of such stop order or period of ineffectiveness), (3) we experience a material adverse event related to certain FDA matters and similar government regulatory matters (in which case the effectiveness period will be extended for up to 180 days) or (4) we effect the registration of our common stock for our own account or the account of another third party (in which case the effectiveness period will be extended for up to 180 days).  We filed a registration statement pursuant to the registration rights agreement on April 12, 2004.  This registration statement has not yet been declared effective by the SEC.  The Durus Fund has agreed that it will reduce its ownership of our common stock over time and that its position in our common stock will be under 15% by the end of the effectiveness period.  During the first year of the effectiveness period, we may not effect the registration of any shares of our common stock without the Durus Fund’s consent.  We have agreed to pay the first $500,000 of expenses associated with the registration of the Durus Fund’s and Artal’s shares.  The Durus Fund and Artal will pay all fees and expenses of their counsel, all underwriting discounts and commissions, and any of our expenses in excess of $500,000.  The registration rights agreement also contains customary indemnification provisions.

We have also entered into a notes purchase agreement with the Durus Fund and Artal whereby the Durus Fund and Artal purchased approximately $15.8 million and $0.3 million, respectively, of unsecured subordinated promissory notes (the “Notes”) from us.  The Notes are subordinated and junior in right of payment to all of our creditors, including trade creditors, and do not bear interest.  We may repay the notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock, we may repay the Notes in stock.  Any stock issued in repayment of the Notes will be subject to registration rights pursuant to the registration rights agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If we elect to repay the notes in stock, the number of shares that we must deliver for payment will be determined based on the average of the closing prices of our common stock on the Nasdaq National Market over the twenty trading days preceding our election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, we are required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) our stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount repaid.

The foregoing summaries of the settlement agreement, the amendment to our Rights Agreement, the registration rights agreement and the notes purchase agreement do not purport to be complete and are subject to, and qualified in their entirety by reference to, complete copies of these documents filed as exhibits to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and deemed to be incorporated herein in their entirety.

Item 6.                    Exhibits and Reports on Form 8-K

(a) Exhibits

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 14, 2004 and February 24, 2004, the Company filed current reports on Form 8-K reporting matters under Item 5 and Item 7.

Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.

Date:	May 10, 2004	By:	/s/ William C. Dow

William C. Dow
President, Chief Executive
Officer and Director

/s/ Lawrence D. Damron

Lawrence D. Damron
Senior Vice President and
Chief Financial Officer