Form 10-Q
period 2004-06-30
AKSYS LTD
filed 2004-08-09
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of August 4, 2004 was 29,824,013.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$49,935,742	$15,397,453
Short-term investments	—	4,777,644
Accounts receivable, less allowance for doubtful accounts of $14,739 at June 30, 2004 and December 31, 2003	146,888	338,432
Other receivables	1,535	5,076
Inventories, net	7,518,990	5,995,438
Prepaid expenses	468,826	101,614
Deposits with vendors	3,509,318	109,541

Total current assets	61,581,299	26,725,198

Long-term investments	600,000	600,000
Leased assets, net	1,778,317	1,132,533
Property and equipment, net	1,344,080	1,139,774
Other assets	33,255	40,646
	$65,336,951	$29,638,151

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,419,424	$4,940,329
Accrued liabilities	673,978	1,298,008
Deferred revenue	185,711	65,813
Line of credit	3,400,000	—
Other liabilities	36,489	28,686

Total current liabilities	6,715,602	6,332,836

Other long-term liabilities	179,547	177,253
Notes payable	12,975,336	—

Total liabilities	19,870,485	6,510,089

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,814,673 and 29,800,904 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	298,141	298,009
Additional paid-in capital	187,472,345	151,738,776
Accumulated other comprehensive income	17,960	20,277
Accumulated deficit	(142,321,980)	(128,929,000)

Total stockholders’ equity	45,466,466	23,128,062

	$65,336,951	$29,638,151

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three- and six-month periods ended June 30, 2004 and 2003

(Unaudited)

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2004	2003	2004	2003
Revenue:
Product	$282,286	$243,567	$772,097	$325,415
Service and supplies	216,889	56,992	409,061	77,964

Total revenue	499,175	300,559	1,181,158	403,379

Cost of sales:
Product	889,431	821,603	2,230,679	1,685,178
Service and supplies	1,561,707	740,067	2,719,293	1,257,689

Total cost of sales	2,451,138	1,561,670	4,949,972	2,942,867

Operating expenses:
Research and development	1,553,573	1,345,881	3,215,134	2,555,362
Sales and marketing	1,284,692	1,184,735	2,440,968	2,075,341
General and administrative	1,580,682	1,496,191	3,777,188	2,860,248

Total operating expenses	4,418,947	4,026,807	9,433,290	7,490,951

Operating loss	(6,370,910)	(5,287,918)	(13,202,104)	(10,030,439)

Other income and expense:
Interest income	138,651	66,869	235,415	99,738
Interest expense	(321,696)	—	(426,293)	—

Total other income and expense	(183,045)	66,869	(190,878)	99,738

Net loss	$(6,553,955)	$(5,221,049)	$(13,392,982)	$(9,930,701)

Net loss per share, basic and diluted	$(0.22)	$(0.19)	$(0.45)	$(0.37)

Weighted average shares outstanding	29,814,025	27,572,341	29,809,898	26,636,441

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2004 and 2003

(Unaudited)

	Six-month periods ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(13,392,982)	$(9,930,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353,976	284,170
Non-cash interest expense	423,649	—
Issuance of stock in exchange for services received	—	154,570
Changes in assets and liabilities:
Accounts receivable	191,544	(47,225)
Other receivables	3,541	94,353
Inventories	(1,523,552)	(1,018,147)
Prepaid expenses and other assets	(359,821)	(129,507)
Deposits with vendors	(3,399,778)	(47,802)
Accounts payable	(3,020,905)	(88,874)
Deferred revenue	119,898	—
Accrued and other liabilities	(616,249)	(1,541)
Net cash used in operating activities	(21,220,679)	(10,730,704)

Cash flows from investing activities:
Purchases of investments	—	(7,867,739)
Proceeds from maturities and sales of investments	4,777,644	13,693,110
Purchases of equipment leased to others	(779,987)	(240,420)
Purchases of property and equipment	(424,078)	(268,428)
Net cash provided by investing activities	3,573,579	5,316,523

Cash flows from financing activities:
Proceeds from short term line of credit	3,400,000	—
Proceeds from issuance of notes payable	16,100,000	—
Proceeds from issuance of common stock	85,032	31,208,125
Proceeds from Durus settlement	32,600,357	—
Net cash provided by financing activities	52,185,389	31,208,125

Net increase in cash and cash equivalents	34,538,289	25,793,944
Cash and cash equivalents at beginning of period	15,397,453	953,779
Cash and cash equivalents at end of period	$49,935,742	$26,747,723

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)         Basis for Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2003, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the six-month period ended June 30, 2004 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

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

(3)         Inventories

Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market.  Inventories were as follows:

	June 30, 2004	December 31, 2003
PHD machines – finished goods	$6,120,000	$4,780,000
PHD machines – spare parts	867,635	918,557
Consumables	505,765	252,354
Raw materials	25,590	44,527
	$7,518,990	$5,995,438

The cost of producing the PHD machine is currently in excess of its market price.  During the quarters ended June 30, 2004 and June 30, 2003, an inventory adjustment was recorded to product cost of sales in the amount of $67,000 and $273,000, respectively, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  For the six-month periods ending June 30, 2004 and June 30, 2003, the inventory adjustments included in product cost of sales were $363,000 and $742,000.

During the six-month period ending June 30, 2004, the Company established a reserve for excess and obsolete parts inventory of $265,000.

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

	For Three Months Ended June 30, 2004	For Three Months Ended June 30, 2003	For Six Months Ended June 30, 2004	For Six Months Ended June 30, 2003

Net loss as reported	($6,553,955)	($5,221,049)	($13,392,982)	($9,930,701)

Total stock-based employee compensation expense determined under fair value based method for all awards	(155,924)	(159,845)	(524,350)	(191,265)
Pro forma net loss	($6,709,879)	($5,380,894)	($13,917,332)	($10,121,966)

Loss per share as reported	($0.22)	($0.19)	($0.45)	($0.37)
Pro forma loss per share	($0.23)	($0.20)	($0.47)	($0.38)

(5)         Contingencies

Settlement of Durus Litigation

In January 2004, the Company settled the Section 16 claim against the Durus Life Sciences Master Fund Ltd. for $4.6 million, one count of the three-count complaint filed by Aksys against the Durus Fund and other defendants in U.S. District Court in Connecticut.

In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes (“Notes”) and the earlier $4.6 million payment to settle claims under Section 16(b).  At June 30, 2004, the Company had received the full $48.7 million.  According to the Registration Rights Agreement between the Company and the Durus Fund, the Company agreed to pay up to $500,000 in costs with respect to any Shelf Registration required to sell the shares held by Durus.  The Company paid $97,000 for professional services through June 30, 2004 and has recorded an accrued liability for the balance, $403,000, as of June 30, 2004.

The Notes are subordinated and junior in right of payment to all of the Company’s creditors, including trade creditors, and do not bear interest.  The Company may repay the notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of the Company’s then-outstanding common stock, the Company may repay the Notes in stock.  Any stock issued in repayment of the Notes will be subject to registration rights pursuant to the registration rights agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If the Company elects to repay the notes in stock, the number of shares that must be delivered for payment will be determined based on the average of the closing prices of the Company’s common stock on the Nasdaq National Market over the twenty trading days preceding the election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, the Company is required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) the Company’s stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount repaid.

(6)           Liquidity and Capital Resources

It is the Company’s plan to raise the additional capital required to fund commercial activities beyond 2004 through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company.  In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that its cash and cash equivalents at June 30, 2004 are sufficient to finance the Company’s operations through June 30, 2005.

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

(7)           Line of Credit

On June 17, 2004, the Company entered into a Line of Credit Note (the “Line of Credit”), by and among the Company, as borrower thereunder (the “Borrower”), and Bank One, NA, as lender.  The Line of Credit provides for an eighteen-month credit facility consisting of an aggregate $6.0 million revolving line of credit which matures on December 31, 2005.  The Line of Credit bears interest at the bank’s prime rate or at LIBOR plus a margin of 0.75%.  Under the Line of Credit, the Company and its subsidiaries are subject to restrictions on selling or transferring assets and making certain investments, including acquisitions. Proceeds from the Line of Credit will be used as a deposit to the manufacturer of the PHD System for parts purchased on the Company’s behalf to be used in future production, pursuant to the agreement with that vendor.  At June 30, 2004 there was $3.4 million outstanding under the Line of Credit.

(8)           Financing Activities

Settlement of Durus litigation

As discussed in Note (5), the Company settled all claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes and the $4.6 million payment to settle claims under Section 16(b).  During the quarter the Company received the final $10.0 million of the settlement funds from Durus when the registration statement covering the securities owned by the Durus Fund was declared effective by the SEC.  The registration statement covers future sales of shares of the Company’s common stock and warrants held by the selling security holders from time to time.  The $10.0 million received during the quarter, and the $22.6 million cash payment received in the first quarter, were considered to be capital contributions and were recorded as an increase to additional paid-in capital.  The Company also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  The Company imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.

In connection with the settlement, the Company accrued an additional liability of $350,000 during the second quarter to cover costs associated with filing registration statements. This related liability is also considered to be an equity transaction and was recorded as a decrease to additional paid in capital.

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

Service and supplies sold during the period ending June 30, 2004 specifically relate to the number of PHD Systems in use.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week.

Our largest customer, the Northwest Kidney Center, accounted for 27% of our revenue for the quarter ended June 30, 2004, because of a significant number of machines in service.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  We believe that the critical accounting policies and estimates that require complex judgements and estimates used in the preparation of our consolidated financial statements are: revenue recognition, accrued liabilities and contingencies, and net deferred tax assets valuation.  For additional information on critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

Comparison of Results of Operations

For the three-and six-month periods ended June 30, 2004, the Company reported net losses of $6.6 million ($0.22 per share) and $13.4 million ($0.45 per share), respectively, compared with net losses of $5.2 million ($0.19 per share) and $9.9 million ($0.37 per share) for the three-and six-month periods ended June 30, 2003, respectively.  The factors contributing to the increase in net loss are discussed below.

Revenue.  Revenue for the three-month period ending June 30, 2004 was $499,000, an increase of $198,000 or 66% from $301,000 in the comparable period of 2003. The increase in revenue is attributed to the growth in product placement and service and supply agreements.  Product revenue of $282,000 resulted primarily from the sale of five PHD Systems, and additional revenue coming from rentals.  Service and supplies revenue totaled $217,000 for the second quarter of 2004.  For the six-month period ending June 30, 2004, revenue was $1.2 million, an increase of $778,000 or 193% from $403,000 for the six-month period ending June 30, 2003.  The increase in revenue is attributed to the growth in product placement and service and supply agreements.  Product revenue was $772,000, primarily due to sales of 15 units, and service and supplies revenue totaled $409,000.  For the six-month period ending June 30, 2003, product revenue was $325,000 on sales of eight units, and service and supplies revenue was $78,000.

Compared to the quarter ended March 31, 2004, product revenue declined $208,000, or 42%, due primarily to the decline in PHD Systems sold, from ten to five, partially offset by increased rental revenue from a greater number of rented units.  Service and supplies revenue increased $25,000, or 13%, compared to the quarter ended March 31, 2004 as a result of an increase in the total number of units placed in service.

Cost of sales.  Total cost of sales for the three months ended June 30, 2004 was $2.5 million, an increase of $0.9 million or 57% from $1.6 million in the comparable period of 2003.  The increase is due to increased sales volume and additional units in service during the current period compared to the prior year period.  The additional units in service required an increase in the number of service technicians and consumable supplies. Product cost of sales was $889,000, an increase of $67,000 or 8% from $822,000 for the comparable period in 2003. The cost of units sold or leased increased $28,000 or 11% from $264,000 for the period ending June 30, 2003, to $292,000 for the period ending June 30, 2004, because of an increase in depreciation expense for rental machines.  This increase was partially offset by a decrease in inventory write-downs during the period.  During the quarter ended June 30, 2004, an inventory adjustment was recorded as product cost of sales in the amount of $67,000, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  The adjustment was $273,000 for the three months ended June 30, 2003, a reduction of $206,000, or 75%.  The reduction reflects our success in reducing the production costs of the PHD Systems over the last year.  The remaining product cost of goods sold is comprised of manufacturing and operations support personnel, charges for obsolete inventory, product royalties, and transportation expenses, totaling $530,000. This is an increase of $245,000 or 86% from similar expenses for the comparable period in 2003 of $285,000. During the current period we increased our reserve for excess and obsolete parts inventory by $145,000, to $265,000.  Freight, manufacturing support and royalty expenses also increased with the increased number of PHD Systems in use.

Total cost of sales for the six months ended June 30, 2004 was $4.9 million, an increase of $2.0 million or 69% from $2.9 million in the prior year period. The increase is due to increased sales volume and additional units in service during the current period compared to the prior year period.  The additional units in service required an increase in the number of service technicians and consumable supplies.  Product cost of sales was $2.2 million, an increase of $0.5 million or 29% from $1.7 million for the comparable period in 2003. The cost of units sold or leased increased $387,000 or 105% from $369,000 for the six month period ending June 30, 2003, to $756,000 for the period ending June 30, 2004, because of an increase in the number of units sold and an increase in depreciation expense for rental machines.  This increase was partially offset by a decrease in inventory write-downs during the period.  During the six month period ended June 30, 2004, an inventory adjustment was recorded as product cost of sales in the amount of $363,000, in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  The adjustment was $742,000 for the six months ended June 30, 2003, a reduction of $379,000, or 51%.  The reduction reflects our success in reducing the production costs of the PHD Systems over the last year.  The remaining product cost of goods sold is comprised of manufacturing and operations support personnel, charges for obsolete inventory, product royalties, and transportation expenses, totaling $1.1 million. This is an increase of $538,000 or 94% from similar expenses for the comparable period in 2003 of $574,000. During the six-month period ended June 30, 2004 we established a reserve for excess and obsolete parts inventory of $265,000. Freight, manufacturing support and royalty expenses also increased compared to the prior year with the increased number of PHD Systems in use.

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

Service and supplies costs for the three-months ended June 30, 2004 were $1.6 million, an increase of $822,000 or 111% from $740,000 for the same period in 2003.  The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff. In addition, the cost of consumable supplies and replacement parts increases with additional units in service. The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  The Company expects that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.  Service and supplies costs have increased compared to the same period in 2003 because of additional patients using the PHD System.

Service and supplies costs for the six-months ended June 30, 2004 were $2.7 million, an increase of $1.4 million or 116% from $1.3 million for the same period in 2003. The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff.  In addition, the cost of consumable supplies and replacement parts increases with additional units in service.

Operating expenses.  Operating expenses for the three-month period ended June 30, 2004 were $4.4 million, an increase of $0.4 million or 10% from $4.0 million for the comparable period in 2003.  This increase in expenses was due to an increase in research and development expenses of $0.2 million, sales and marketing expenses of $0.1 million, and general and administrative expenses of $0.1 million. Operating expenses for the six-month period ended June 30, 2004 were $9.4 million, an increase of $1.9 million or 25% from $7.5 million for the comparable period in 2003.  This increase in expenses was due to an increase in research and development expenses of $0.7 million, sales and marketing expenses of $0.3 million, and general and administrative expenses of $0.9 million.  Increases in each specific area are discussed below.

Research and development expenses for the quarter ended June 30, 2004 were $1.6 million, an increase of $0.3 million or 15% from $1.3 million for the same period in 2003. For the six-month period ended June 30, 2004 research and development expenses were $3.2 million, an increase of $0.6 million or 26% from $2.6 million for the same period in 2003.  The increase is primarily due to costs associated with improving PHD performance and new product development.

For the three-month period ended June 30, 2004, sales and marketing expenses increased to $1.3 million, a $0.1 million or 8% increase compared to $1.2 million in the three-month period ended June 30, 2003. For the six-month period ended June 30, 2004, sales and marketing expenses increased to $2.4 million, a $0.3 million or 14% increase from $2.1 million in the same period in 2003.  The increase reflects costs associated with the scale up of the sales and marketing resources to support the commercialization of the PHD System.

General and administrative expenses for the quarter ended June 30, 2004 were $1.6 million compared to $1.5 million in the quarter ended June 30, 2003, an increase of $0.1 million or 7%.  The increase is due to increased insurance and professional fees.  General and administrative expenses for the six-month period ended June 30, 2004 were $3.8 million compared to $2.9 million in the comparable period in 2003, an increase of $0.9 million or 31%.  The increase is a result of approximately $0.6 million in legal and consulting costs related to settlement of the Durus litigation, and of personnel additions necessary to support the expanded commercialization efforts.

Partnership Agreements

The Company added three clinic partnership agreements in the quarter ended June 30, 2004, bringing the total number of partnership agreements signed to date to 36.  A typical agreement provides for an initial market assessment and also allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement with the expectation that a long-term lease or purchase arrangement will follow.  In order to qualify for Medicare reimbursement, the customer is required to become home certified.  We provide training to the clinics, which then provide training to patients. We are available to support clinics or patients 24 hours a day, seven days a week.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through public and private sales of securities.  At June 30, 2004, we had cash and cash equivalents of $49.9 million, working capital of $54.9 million and restricted long-term investments of $0.6 million.

Net cash used in operating activities was $21.2 million for the six months ended June 30, 2004, compared to $10.7 million for the six months ended June 30, 2003.  The increase is due to an increase in the net loss of $3.5 million, an increase in inventories of $3.8 million, an increase in deposits to vendors and prepaid expenses of $3.7 million, offset by an increase in accounts payable of $0.5 million. The increase in the net loss is due to increased unit sales at a loss on each unit, increased servicing of units in use at a loss per unit, increased spending to improve PHD performance, and an increase in the corporate infrastructure necessary to support commercialization. In addition, we incurred $0.6 million in costs in the period ending March 31, 2004 related to the Durus settlement.  The inventory balance increased because additional PHD Systems were produced and purchased during the quarter and through the build-up of the parts and consumables inventory required to service the machines in use. The deposit to vendors relates to a deposit of $3.4 million to the manufacturer of the PHD System for parts purchased on our behalf to be used in future production, pursuant to our agreement with that vendor.  A deposit of $1.7 million was provided to this vendor in the three-month period ending March 31, 2004, and an additional $1.7 million deposit was provided to the vendor during the three-month period ending June 30, 2004. The accounts payable balance increased because of additional units manufactured during the six-month period ending June 30, 2004 compared to the same period in 2003, and an increase in purchases related to additional units in service.

Net cash provided by investing activities was $3.6 million in the six months ended June 30, 2004, compared to net cash provided by investing activities of $5.3 million in the six months ended June 30, 2003.  During the six months ended June 30, 2004, $4.8 million of short term investments matured or were sold and converted into cash equivalents, partially offset by $1.2 million invested in PHD systems that were leased to customers in the current quarter and investment in property, plant and equipment.

Net cash provided by financing activities was $52.2 million for the six months ended June 30, 2004, compared to $31.2 million in the six months ended June 30, 2003.  The increase is principally due to the $48.7 million in proceeds received from the Durus settlement.  During the six-month period ending June 30, 2004, we received $32.6 million in cash in connection with the settlement of our lawsuit against the Durus Fund.  The total $32.6 million was recorded as an increase to additional paid-in capital.  As part of the settlement, we also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  We imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.  During the six-month period, we recorded $424,000 in interest expense on these notes, which increased the notes payable balance. The notes can either be repaid in cash or converted to equity through the issuance of Aksys’ common stock in a future period, subject to specified conditions.

Financing Needs

We estimate that during the next twelve months we will spend between $28.0 and $30.0 million to fund operations, including North American and European commercialization activities. We believe that cash and cash equivalents at June 30, 2004 are sufficient to finance current commercial and operating plans through June 30, 2005.

We plan to raise additional capital to fund operations through public and/or private equity or debt financings beyond 2004.  The additional capital required for commercialization may not be available on terms acceptable to us or may not be available at all.

The Durus Fund has accumulated approximately 73% of the Company’s outstanding common stock.  As a result of Durus’ position, our ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain additional financing on acceptable terms for a significant period of time, our ability to achieve our principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.  Although the Durus Fund has committed to reduce its position in our stock over time, the timing of its sales or other dispositions of our securities in the near term is entirely within its discretion.  See “Part II – Item 1. Legal Proceedings.”

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

We have not generated taxable income to date.  At June 30, 2004, the net operating losses available to offset future taxable income were approximately $148.0 million.  Because we have experienced ownership changes as a result of the issuance of additional common shares, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our deferred tax assets at June 30, 2004.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Our investments are not made for trading purposes.  Interest rate risk with respect to our investments is not significant as substantially all of such investments are in short-term U.S. dollar cash equivalents, which are by their nature less sensitive to interest rate movements.  Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.  Imputed interest on the long-term notes payable was calculated using an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation.

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

In January 2004, we settled the Section 16 claim against the defendants for $4.6 million.  In February 2004, we settled all other claims against the defendants, and received as part of that settlement an additional $34.1 million in cash, of which $16.1 million was in exchange for unsecured subordinated promissory notes. In May 2004 we received a final payment of $10.0 million in connection with the effectiveness of a registration statement we filed with the SEC covering the securities owned by the Durus Fund and Artal.

Summary of the Settlement.  Pursuant to the settlement agreement, the Durus Fund, among other things, agreed to pay us $28 million in cash (in addition to the $4.6 million paid by the Durus Fund in respect of the Section 16 claim) to settle the remaining claims in our lawsuit and release any other potential claims against the defendants.  In addition, the defendants agreed that they would not seek to exercise control over the Company and that they would not hold the shares of our common stock with the purpose or intent of changing or influencing the control or management of the Company.  In furtherance of this agreement, the Durus Fund and Artal agreed to execute irrevocable proxies directing that the shares of our common stock that they owned be voted: (1) in favor of our nominees for our board of directors, William C. Dow (our President and Chief Executive Officer and a Class II director) and W. Dekle Rountree, Jr. (a Class II director), at our 2004 annual meeting of stockholders, (2) as directed by a majority of our independent directors with respect to any stockholder proposals at our 2004 annual meeting and (3) in proportion to the votes cast by all other holders of our common stock (other than the defendants) in future stockholder votes and with respect to other matters at the 2004 annual meeting.  The authority granted by the proxies continues until the defendants’ aggregate ownership of our common stock decreases below 15%, provided that once the defendants’ aggregate ownership of our common stock decreases below 50% of the outstanding stock, the authority granted by the proxies will apply only to those shares of common stock owned by the defendants in the aggregate in excess of 14.99% of our outstanding common stock.  As of July 23, 2004, we believe the Durus Fund owned 21,333,118 share of our common stock (which includes 281,454 shares issuable upon exercise of immediately exercisable warrants), and Artal owned 498,100 shares of our common stock, collectively representing approximately 73% of the outstanding shares of our common stock as of such date.  Mr. Sacane, Durus Capital and Durus Capital (N.A.) have represented to us that they do not own any shares of our common stock, other than indirect interests in the shares of our common stock owned by the Durus Fund, and voting or dispositive power over any of the shares owned by the Durus Fund or Artal.  Pursuant to the settlement agreement, a representative of the Durus Fund will have the opportunity to meet with our board of directors before or after each regular board meeting.  In addition, we have amended our Rights Agreement to conditionally exempt the defendants therefrom.

As part of the settlement, we entered into a registration rights agreement with the Durus Fund and Artal whereby we agreed to use reasonable best efforts to register the shares held by them in one or more shelf registration statements and to keep these registration statements(s) effective for two years (the “effective period”), subject to extension in the event that (1) we issue a blackout notice pursuant to the terms of the agreement (in which case the effectiveness period will be extended by the duration of such blackout), (2) the SEC imposes a stop order on the registration statement(s) or the registration statement(s) otherwise become effective (in which case the effectiveness period will be extended by the duration of such stop order or period of ineffectiveness), (3) we experience a material adverse event related to certain FDA matters and similar government regulatory matters (in which case the effectiveness period will be extended for up to 180 days) or (4) we effect the registration of our common stock for our own account or the account of another third party (in which case the effectiveness period will be extended for up to 180 days).  We filed a registration statement pursuant to the registration rights agreement on April 12, 2004.  The SEC declared this registration statement effective on May 17, 2004. As of July 23, 2004 no shares have been sold under this registration statement.  The Durus Fund has agreed that it will reduce its ownership of our common stock over time and that its position in our common stock will be under 15% by the end of the effectiveness period.  During the first year of the effectiveness period, we may not effect the registration of any shares of our common stock without the Durus Fund’s consent.  We have agreed to pay the first $500,000 of expenses associated with the registration of the Durus Fund’s and Artal’s shares.  The Durus Fund and Artal will pay all fees and expenses of their counsel, all underwriting discounts and commissions, and any of our expenses in excess of $500,000.  The registration rights agreement also contains customary indemnification provisions.

We have also entered into a note purchase agreement with the Durus Fund and Artal whereby the Durus Fund and Artal purchased approximately $15.8 million and $0.3 million, respectively, of unsecured subordinated promissory notes (the “Notes”) from us.  The Notes are subordinated and junior in right of payment to all of our creditors, including trade creditors, and do not bear interest.  We may repay the notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock, we may repay the Notes in stock.  Any stock issued in repayment of the Notes will be subject to registration rights pursuant to the registration rights agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If we elect to repay the notes in stock, the number of shares that we must deliver for payment will be determined based on the average of the closing prices of our common stock on the Nasdaq National Market over the twenty trading days preceding our election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, we are required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) our stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount repaid.

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

Collier v. Aksys, Ltd., Scott Sacane, Durus Life Sciences Master Fund, Ltd. and Durus Capital Management, LLC

In July 2004, an alleged former short-seller of Aksys stock filed a lawsuit against the Durus funds and Aksys in the Federal District for the State of Connecticut (Collier v. Aksys, Ltd. et al., District of Connecticut).  The lawsuit is a purported class action filed on behalf of all short-sellers of Aksys stock during the period of January 1, 2003 through July 24, 2003, the day we discovered and disclosed Durus’ position in our stock.  The plaintiff is alleging violations of federal securities laws in connection with the Durus funds’ accumulation of our stock.  We believe that all of the claims against Aksys are without merit and we intend to defend them vigorously.

Item 4.            Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 5, 2004.  The following matters were voted on at the meeting.

1.             The approval of the following nominees as Class II Directors to the board of directors with the nominees receiving the following votes:

	For	Withheld
William C. Dow	28,588,527	217,419
W. Dekle Rountree	28,639,725	166,221

Each of the Class II Directors will serve for a three year term expiring at the annual meeting of shareholders of Aksys in 2007, or until his successor has been duly elected and qualified or until his earlier resignation or removal.  Election of the directors was determined by a plurality of the votes cast at the 2004 Annual Meeting.  No other persons were nominated or received votes for election as Aksys’ directors at the 2004 Annual Meeting.

2.             Aksys shareholders approved an amendment to the 1996 Stock Awards Plan, as amended, to increase the number of shares of Aksys common stock reserved for issuance there under by 1,000,000 shares to 3,275,000 shares.  With respect to such matter, the votes were cast as follows: 20,991,856 shares were voted for the proposal, 4,183,411 shares were voted against the proposal and 3,630,679 shares were abstained from voting on the proposal.

Item 6.            Exhibits and Reports on Form 8-K

(a) Exhibits

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 13, 2004, we furnished under Item 12 of Form 8-K a press release announcing first quarter highlights and updated goals for 2004.  On April 28, 2004, we furnished under Item 12 of Form 8-K a press release announcing our first quarter 2004 results.  On May 17, 2004, we furnished under Item 9 of Form 8-K a press release announcing that we would receive the final settlement payment of $10.0 million from the Durus litigation.

Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.

Date: August 9, 2004	By:	/s/ William C. Dow

William C. Dow
President, Chief Executive
Officer and Director

/s/ Lawrence D. Damron

Lawrence D. Damron
Senior Vice President and Chief Financial Officer