Form 10-Q
period 2004-09-30
AKSYS LTD
filed 2004-11-09
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of November 5, 2004 was 29,835,229.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,930,919	$15,397,453
Short-term investments	16,510,089	4,777,644
Restricted short-term investments	6,666,666	—
Accounts receivable, less allowance for doubtful accounts of $14,739 at September 30, 2004 and December 31, 2003	293,870	338,432
Other receivables	120,045	5,076
Inventories	6,988,440	5,995,438
Prepaid expenses	290,007	101,614
Deposits with vendors	3,480,537	109,541

Total current assets	44,280,573	26,725,198

Long-term investments	10,705,735	—
Restricted long-term investments	600,000	600,000
Leased assets, net	2,132,723	1,132,533
Property and equipment, net	1,406,738	1,139,774
Other assets	31,076	40,646

Total assets	$59,156,845	$29,638,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,309,203	$4,940,329
Accrued liabilities	2,118,114	1,298,008
Deferred revenue	111,119	65,813
Income tax payable	105,512	—
Short term line of credit	3,400,000	—
Other current liabilities	49,554	28,686

Total current liabilities	7,093,502	6,332,836

Other long-term liabilities	174,556	177,253
Notes payable	13,302,430	—

Total liabilities	20,570,488	6,510,089

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,824,013 and 29,800,904 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	298,240	298,009
Additional paid-in capital	187,021,974	151,738,776
Accumulated other comprehensive income (loss)	(2,319)	20,277
Accumulated deficit	(148,731,538)	(128,929,000)

Total stockholders’ equity	38,586,357	23,128,062

Total liabilities and stockholders’ equity	$59,156,845	$29,638,151

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three- and nine-month periods ended September 30, 2004 and 2003

(Unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2004	2003	2004	2003
Revenue:
Product	$324,813	$325,481	$1,096,910	$650,895
Service and supplies	256,018	85,743	665,079	163,707

Total revenue	580,831	411,224	1,761,989	814,602

Cost of sales:
Product	975,815	953,854	3,206,495	2,639,032
Service and supplies	1,404,834	943,834	4,124,126	2,201,522

Total cost of sales	2,380,649	1,897,688	7,330,621	4,840,554

Operating expenses:
Research and development	1,710,880	1,358,579	4,926,014	3,913,942
Sales and marketing	1,064,685	953,197	3,506,568	3,028,538
General and administrative	1,560,821	1,961,484	5,337,092	4,821,733

Total operating expenses	4,336,386	4,273,260	13,769,674	11,764,213

Operating loss	(6,136,204)	(5,759,724)	(19,338,306)	(15,790,165)

Other income and expense:
Interest income	177,387	97,175	412,802	196,913
Interest expense	(345,229)	—	(771,522)	—

Total other income and expense	(167,842)	97,175	(358,720)	196,913

Net loss before income tax expense	(6,304,046)	(5,662,550)	(19,697,026)	(15,593,253)

Income tax expense	(105,512)	—	(105,512)	—

Net loss	$(6,409,558)	$(5,662,550)	$(19,802,538)	$(15,593,253)

Net loss per share, basic and diluted	$(0.21)	$(0.19)	$(0.66)	$(0.56)

Weighted average shares outstanding	29,824,013	29,754,206	29,814,637	27,687,117

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2004 and 2003

(Unaudited)

	Nine-month periods ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(19,802,538)	$(15,593,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	564,498	417,173
Non-cash interest expense	750,743	—
Issuance of stock in exchange for services received	—	154,570
Changes in assets and liabilities:
Accounts receivable	44,562	(33,653)
Other receivables	(114,969)	(8,728)
Inventories	(993,002)	(683,277)
Prepaid expenses and other assets	(178,823)	(86,589)
Deposits with vendors	(3,370,996)	(47,274)
Accounts payable	(3,631,126)	(423,477)
Deferred revenue	45,306	121,269
Income tax payable	105,512	—
Accrued and other liabilities	(84,319)	268,687
Net cash used in operating activities	(26,665,152)	(15,914,552)

Cash flows from investing activities:
Purchases of investments	(42,882,176)	(13,096,510)
Proceeds from maturities and sales of investments	13,777,328	18,918,110
Purchases of equipment leased to others	(1,218,682)	(640,000)
Purchases of property and equipment	(612,969)	(322,129)
Net cash provided by (used in) investing activities	(30,936,499)	4,859,471

Cash flows from financing activities:
Proceeds from short term line of credit	3,400,000	—
Proceeds from issuance of notes payable	16,100,000	—
Proceeds from issuance of common stock	134,760	31,495,529
Proceeds from Durus settlement	32,500,357	—
Net cash provided by financing activities	52,135,117	31,495,529

Net increase (decrease) in cash and cash equivalents	(5,466,534)	20,440,448
Cash and cash equivalents at beginning of period	15,397,453	953,779
Cash and cash equivalents at end of period	$9,930,919	$21,394,227

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)                          Basis for Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2003, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the nine-month period ended September 30, 2004 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

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

During the quarter ended September 30, 2003, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which did not have an impact on the Company’s financial position, results of operations or cash flows.  The Company recognizes revenue from product sales at the time of installation of the PHD System.  Services and supplies are sold to customers in a monthly service agreement, not dependent on service time incurred or materials used.  Services and supplies revenue is recognized uniformly over the term of the agreement.

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and on a long-term basis (up to 24 months) and recognizes revenue on these operating leases on a straight-line basis over the lease term. The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)                                 Investments

As of September 30, 2004 all investments consisted of U.S. government securities, U.S. government agency securities and investment grade corporate debt securities, each with a term less than or equal to five years.

The Company classifies its debt securities in one of two categories: held-to-maturity or available-for-sale. Held-to-maturity debt securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities are classified as available-for-sale.

Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method.  Dividend and interest income are recognized when earned.

The majority of short and long term investments are classified as held-to-maturity because the Company has the ability and intent to hold these securities until maturity.  The one exception is a long-term U.S. government agency security with a market value of approximately $7.5 million that is classified as available-for-sale. Monthly changes to the market value are included in other comprehensive income (loss) for this investment.

The Company must maintain a minimum balance in its investment account as collateral for the Line of Credit.  The amount of collateral required is dependant on the type of investments in the account.  As of September 30, 2004, 90% of the value of restricted securities must cover the maximum available credit of $6.0 million.  As of September 30, 2004, the Company has restricted $6.7 million of short-term investments in order to satisfy the Line of Credit collateral requirement.

In addition, the Company is required to hold a certificate of deposit in the amount of $600,000 as a security deposit on the building lease.  This certificate of deposit is classified as a restricted long-term investment.

(4)                        Inventories

Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market.  Inventories were as follows:

	September 30, 2004	December 31, 2003
PHD machines – finished goods	$5,360,000	$4,780,000
PHD machines – spare parts	1,117,822	918,557
Consumables	485,028	252,354
Raw materials	25,590	44,527
	$6,988,440	$5,995,438

The cost of producing the PHD machine is currently in excess of its market price.  During the quarter ended September 30, 2004 no PHD machines were produced or purchased and no inventory adjustment was recorded.  No PHD machines were produced in the quarter ended September 30, 2004 because the inventory level was sufficient to meet demand.  During the quarter ended September 30, 2003, an inventory adjustment was recorded to product cost of sales in the amount of $75,000 in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market. For the nine-month periods ending September 30, 2004 and September 30, 2003, the inventory adjustments included in the product cost of sales were $363,000 and $817,000, respectively.

During the three-month period ending September 30, 2004, the Company increased the reserve for excess and obsolete parts and consumables inventory by $45,000, from $265,000 to $310,000.

(5)                     Stock-Based Compensation

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

	For Three Months Ended September 30, 2004	For Three Months Ended September 30, 2003	For Nine Months Ended September 30, 2004	For Nine Months Ended September 30, 2003

Net loss as reported	$(6,409,558)	$(5,662,550)	$(19,802,538)	$(15,593,253)

Total stock-based employee compensation expense determined under fair value based method for all awards	(22,956)	(43,592)	(547,306)	(234,858)

Pro forma net loss	$(6,432,514)	$(5,706,142)	$(20,349,844)	$(15,828,110)

Loss per share as reported	$(0.21)	$(0.19)	$(0.66)	$(0.56)

Pro forma loss per share	$(0.22)	$(0.19)	$(0.68)	$(0.57)

(6)                        Financing Activities

Settlement of Durus Litigation

In January 2004, the Company settled its Section 16 claim against the Durus Life Sciences Master Fund Ltd. for $4.6 million, one count of the three-count complaint filed by Aksys against the Durus Fund and other defendants in U.S. District Court in Connecticut.

In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes (“Notes”) and the earlier $4.6 million payment to settle claims under Section 16.  At June 30, 2004, the Company had received the full $48.7 million.  Under the Registration Rights Agreement between the Company and the Durus Fund, the Company agreed to pay up to $500,000 in costs with respect to any Shelf Registration required to sell the shares held by Durus.  The Company has paid $100,000 for professional services through September 30, 2004 and has a remaining accrued liability for the balance, $400,000, as of September 30, 2004.

During the quarter ended September 30, 2004 the Company accrued $500,000 for services provided by an investment banking firm in relation to the Durus Settlement.

The $10.0 million received during the second quarter, and the $22.6 million cash payment received in the first quarter, were considered to be capital contributions and were recorded as an increase to additional paid-in capital.  The Company also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  The Company imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.

The Notes are subordinated and junior in right of payment to all of the Company’s creditors, including trade creditors, and do not bear interest.  The Company may repay the notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of the Company’s then-outstanding common stock, the Company may repay the Notes in stock.  Any stock issued in repayment of the Notes will be entitled to registration rights pursuant to the registration rights agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If the Company elects to repay the notes in stock, the number of shares that must be delivered for payment will be determined based on the average of the closing prices of the Company’s common stock on the Nasdaq National Market over the twenty trading days preceding the election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, the Company is required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) the Company’s stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount to be repaid.

(7)           Liquidity and Capital Resources

It is the Company’s plan to raise the additional capital required to fund commercial activities beyond 2004 through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company.  In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that its cash and cash equivalents at September 30, 2004 are sufficient to finance the Company’s operations through September 30, 2005.

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

(8)                                 Line of Credit

On June 17, 2004, the Company entered into a Line of Credit Note (the “Line of Credit”), by and among the Company, as borrower thereunder (the “Borrower”), and Bank One, NA, as lender.  The Line of Credit provides for an eighteen-

month credit facility consisting of an aggregate $6.0 million revolving line of credit which matures on December 31, 2005.  The Line of Credit bears interest at the bank’s prime rate or at LIBOR plus a margin of 0.75%.  Under the Line of Credit, the Company and its subsidiaries are subject to restrictions on selling or transferring assets and making certain investments, including acquisitions. Proceeds from the Line of Credit have been used as a deposit to the manufacturer of the PHD System for parts purchased on the Company’s behalf to be used in future production, pursuant to the agreement with that vendor.  At September 30, 2004 there was $3.4 million outstanding under the Line of Credit.

(9)                                 Supplemental Cash Flow Information

Cash payments for interest were $18,000 during the nine-month period ended September 30, 2004.

(10)                          Income Taxes

As a result of the settlement with Durus, the Company will have an income tax obligation for the year ended December 31, 2004.  Net operating loss carryforwards will be used to cover a portion of the taxable income triggered under the alternative minimum tax.  The Company has recorded income tax expense of $105,000, as of September 30, 2004.

(11)         Contractual Obligations

The Company has a contractual obligation with the manufacturer of the PHD System to purchase 193 additional units at a total cost of $8.3 million.  An amount of $3.4 million has been paid to the manufacturer as a deposit on parts purchased for use in the production of the machines.  In addition, a reserve of $460,000 has been established for potential obsolescence of parts prior to production.

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

Service and supplies sold during the period ending September 30, 2004 specifically relate to the number of PHD Systems in use.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, not dependent on service time incurred or materials used.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week.

Our largest two customers, Dialysis Centers of Lincoln and the Northwest Kidney Center, accounted for 39% of our revenue on a combined basis for the quarter ended September 30, 2004.

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

Comparison of Results of Operations

For the three-and nine-month periods ended September 30, 2004, we reported net losses of $6.4 million ($0.21 per share) and $19.8 million ($0.66 per share),

respectively, compared with net losses of $5.7 million ($0.19 per share) and $15.6 million ($0.56 per share) for the three-and nine-month periods ended September 30, 2003, respectively.  The factors contributing to the increase in net loss are discussed below.

Revenue.  Revenue for the three-month period ended September 30, 2004 was $581,000, an increase of $170,000 or 41% from $411,000 in the comparable period of 2003. The increase in revenue is attributed to the growth in product placement and service and supply agreements.  Product revenue of $325,000 resulted primarily from the sale of 6 PHD Systems, and additional revenue coming from rentals.  Service and supplies revenue totaled $256,000 for the third quarter of 2004.  For the nine-month period ending September 30, 2004 revenue was $1.8 million, an increase of $1.0 million or 125% from $0.8 million for the nine-month period ending September 30, 2003.  The increase in revenue is attributed to the growth in product placement and service and supply agreements.  Product revenue was $1.1 million, primarily due to sales of 21 units and rental revenue of $268,000, and service and supplies revenue totaled $665,000.  For the nine-month period ending September 30, 2003, product revenue was $651,000 on sales of 15 units, and service and supplies revenue was $164,000.

Compared to the quarter ended June 30, 2004, product revenue increased $43,000, or 15%, due primarily to an increase in PHD Systems sold, from 5 to 6, and by increased rental revenue from a greater number of rented units.  Service and supplies revenue increased $39,000, or 18%, compared to the quarter ended June 30, 2004 as a result of the increased number of units in service.

Cost of sales.   Total cost of sales for the three-month period ended September 30, 2004 was $2.4 million, an increase of $0.5 million or 26% from $1.9 million in the comparable period of 2003. The increase is due to increased sales volume and additional units in service during the current period compared to the prior year period.  The additional units in service required an increase in the number of service technicians and consumable supplies. In addition, because of improvements in the design of the PHD system, we have established additional reserves for potentially obsolete parts and consumables inventory associated with prior product configurations.

Product cost of sales was $976,000 for the three months ended September 30, 2004, an increase of $22,000 or 2% from $954,000 for the comparable period in 2003. The cost of units sold or leased increased $37,000 or 11% from $336,000 for the three months ended September 30, 2003, to $373,000 for the three months ended September 30, 2004, because of an increase in depreciation expense for rental machines.  During the quarter ended September 30, 2004, no new PHD machines were produced and no inventory adjustment was recorded.  There was no production in the quarter ended September 30, 2004 because the inventory level was sufficient to meet demand. The inventory adjustment to value the PHD machines at the lower of cost or market was $75,000 for the three months ended September 30, 2003.

The remaining product cost of sales is comprised of manufacturing and operations support personnel, charges for obsolete inventory, product royalties, and transportation expenses, totaling $603,000 for the three months ended September 30, 2004, an increase of $60,000 or 11% from the comparable period in 2003 of $543,000. The increase is related to charges for obsolete inventory and increased freight and royalties costs.

Total cost of sales for the nine months ended September 30, 2004 was $7.3 million, an increase of $2.5 million or 52% from $4.8 million in the prior year period. The increase is due to increased sales volume and additional units in service during the current period compared to the prior year period.  The additional units in service required an increase in the number of service technicians and consumable supplies. In addition, because of improvements in the design of the PHD system, we have established additional reserves for potentially obsolete parts.

Product cost of sales was $3.2 million for the nine months ended September 30, 2004, an increase of $0.6 million or 23% from $2.6 million for the comparable period in 2003. The cost of units sold or leased increased $0.4 million or 57% from $0.7 million for the nine month period ended September 30, 2003, to $1.1 million for the nine month period ended September 30, 2004, because of an increase in the number of units sold and an increase in depreciation expense for rental machines.  This increase was partially offset by a decrease in inventory write-downs during the period.  During the nine month period ended September 30, 2004, an inventory adjustment was recorded as product cost of sales in order to value the PHD machines produced and purchased during the quarter at the lower of cost or market.  The adjustment was $363,000 for the nine month period ended September 30, 2004, a reduction of $455,000 or 56% from $817,000 for the nine months ended September 30, 2003. The reduction reflects lower production costs of the PHD Systems over the last year.

The remaining product cost of sales is comprised of manufacturing and operations support personnel, charges for obsolete inventory, product royalties, and transportation expenses, totaling $1.7 million for the nine months ended September 30, 2004. This is an increase of $0.6 million or 55% from similar expenses for the comparable period in 2003 of $1.1 million. We have placed a deposit with the manufacturer to purchase the parts, and there is potential for some of the parts to become obsolete. During the nine-month period ended September 30, 2004 we established a liability of $460,000 for those parts not expected to be used in the production process by the manufacturer of the PHD system.   The remaining increase in product cost of sales is attributable to increases in freight and royalty expenses.

Service and supplies costs for the three-months ended September 30, 2004 were $1.4 million, an increase of $0.5 million or 56% from $0.9 million for the same period in 2003.  The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff. In addition, the cost of consumable supplies and replacement parts increases with additional units in service. Service and supplies costs have increased compared to the same period in 2003 because of additional patients using the PHD system.  The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  We expect that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.  A previously established reserve of $265,000 for potentially obsolete supplies inventory was increased $45,000 during the three month period ended September 30, 2004.

Service and supplies costs for the nine-months ended September 30, 2004 were $4.1 million, an increase of $1.9 million or 86% from $2.2 million for the same period in 2003. The majority of these costs are for field service personnel to install and service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff.  In addition, the cost of consumable supplies and replacement parts increases with additional units in service.  A $310,000 reserve for potentially obsolete supplies was recorded during the nine months ending September 30, 2004.

The cost of producing and servicing the PHD System is currently in excess of its market price.  Our goal is to reduce the cost to below the selling price of approximately $40,000 by the end of 2004.  We expect to rely primarily on reductions in the production and service costs of the PHD System in order to realize a positive gross margin on sales of the PHD System.  We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot assure you that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales of the PHD System in the future.

Operating expenses.   Operating expenses for the three-month period ended September 30, 2004 were $4.3 million, the same as in the comparable period in 2003.  Research and development expenses increased $0.3 million and sales and marketing expenses increased $0.1 million, offset by a decrease in general and administrative expenses by $0.4 million. Operating expenses for the nine-month period ended September 30, 2004 were $13.8 million, an increase of $2 million or 17% from $11.8 million for the comparable period in 2003.  This increase in expenses was due to an increase in research and development expenses of $1.0 million, sales and marketing expenses of $0.5 million, and general and administrative expenses of $0.5 million.   Increases in each specific area are discussed below.

Research and development expenses for the quarter ended September 30, 2004 were $1.7 million, an increase of $0.3 million or 21% from $1.4 million for the same period in 2003. For the nine-month period ended September 30, 2004 research and development expenses were $4.9 million, an increase of $1.0 million or 26% from $3.9 million for the same period in 2003.  The increases are primarily due to costs associated with improving PHD performance and new product development.

For the three-month period ended September 30, 2004, sales and marketing expenses increased to $1.1 million, a $0.1 million or 10% increase compared to $1.0 million in the three-month period ended September 30, 2003. For the nine-month period ended September 30, 2004, sales and marketing expenses increased to $3.5 million, a $0.5 million or 17% increase from $3.0 million in the same period in 2003.  The increases reflect costs associated with the scale up of the sales and marketing resources to support the commercialization of the PHD System and increased activity in the United Kingdom.

General and administrative expenses for the quarter ended September 30, 2004 were $1.6 million compared to $2.0 million in the quarter ended September 30, 2003, a decrease of $0.4 million or 20%.  The decrease from the quarter ended September 30, 2003 is attributable to $0.4 million of non-recurring expenses related to the Durus matter.  General and administrative expenses for the nine-month period ended September 30, 2004 were $5.3 million compared to $4.8 million in the comparable period in 2003, an increase of $0.5 million or 10%.  The increase is a result of increased professional fees relating to the Durus matter, increased insurance and franchise tax expense.

Partnership Agreements

We added four clinic partnership agreements during the quarter ended September 30, 2004, bringing the total number of partnership agreements signed to date to 41.  A typical agreement provides for an initial market assessment and also allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement with the expectation that a long-term lease or purchase arrangement will follow.  In order to qualify for Medicare reimbursement, the customer is required to become home certified.  We provide training to the clinics, which then provide training to patients. Also, we are available to support clinics or patients 24 hours a day, seven days a week.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through public and private sales of securities.  At September 30, 2004, we had working capital of $37.2 million, including cash and cash equivalents of $9.9 million, unrestricted, marketable, short-term investments of $16.5 million and restricted short-term investments of $6.7 million. In addition, at September 30, 2004 we had marketable long-term investments of $10.7 million and restricted long-term investments of $0.6 million.

Net cash used in operating activities was $26.7 million for the nine months ended September 30, 2004, compared to $15.9 million for the nine months ended September 30, 2003, an increase of $10.8 million or 68%.  The increase is primarily due to an increase in the net loss of $4.2 million, an increase in deposits with vendors of $3.3 million and a decrease in accounts payable of $3.2 million. The increase in the operating loss is due to increased unit sales at a loss on each unit, increased servicing of units in use at a loss per unit, increased spending to improve PHD performance, and an increase in sales and marketing. The deposit with vendors relates to a deposit of $3.4 million to the manufacturer of the PHD System for parts purchased on our behalf to be used in future production, pursuant to our agreement with that vendor.  The accounts payable balance decreased because no additional units were produced and purchased during the three-month period ending September 30, 2004.

Net cash used in investing activities was $30.9 million in the nine months ended September 30, 2004, compared to net cash provided by investing activities of $4.9 million in the nine months ended September 30, 2003.  During the quarter ended September 30, 2004, a new investment account was opened and purchases of marketable securities were made totaling $42.9 million.  Investments in marketable securities made during the nine-month period ending September 30, 2003 were $13.1 million.  Proceeds from investments in the nine-month period ending September 30, 2004 were $13.8 million compared to $18.9 million in the prior year period.  The held-to-maturity investments have maturities staggered to meet operating needs and we have the ability and intent to hold the investments to maturity.

During the nine-month period ending September 30, 2004 $1.8 million was invested in PHD systems that were leased to customers and in property, plant and equipment. During the nine-month period ending September 30, 2003 the investment in PHD systems leased to customers and in property and equipment was $1.0 million.

Net cash provided by financing activities was $52.1 million for the nine months ended September 30, 2004, compared to $31.5 million in the nine months ended September 30, 2003.  The increase is principally due to the gross proceeds of $48.6 million received from the Durus settlement.  During the nine-month period ending September 30, 2004, we received gross proceeds of $32.6 million in cash in connection with the settlement of our lawsuit against the Durus Fund. The gross proceeds of $32.5 million was recorded as an increase to additional paid-in capital.  As part of the settlement, we also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  We imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.  During the nine-month period ended September 30, 2004, we recorded $751,000 in interest expense on these notes, which increased the notes payable balance. The notes can either be repaid in cash or converted to equity through the issuance of Aksys’ common stock in a future period, subject to specified conditions.  During the nine-month period ended September 30, 2004 we recorded a $500,000 accrual for services provided by an investment banking firm in relation to the Durus settlement. Because the fee is related to the proceeds received from Durus it was recorded as a decrease to capital.

Financing Needs

We estimate that during the next twelve months we will spend between $28.0 and $30.0 million to fund operations, including North American and European commercialization activities. We believe that cash and marketable securities at September 30, 2004 are sufficient to finance current commercial and operating plans through September 30, 2005.

We plan to raise additional capital to fund operations through public and/or private equity or debt financings beyond 2004.  The additional capital required for commercialization may not be available on terms acceptable to us or may not be available at all.

The Durus Fund had accumulated approximately 73% of our then-outstanding common stock.  As a result of Durus’ position, our ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain additional financing on acceptable terms for a significant period of time, our ability to achieve our principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.  Although the Durus Fund has committed to reduce its position in our stock over time, the timing of its sales or other dispositions of our securities in the near term is entirely within its discretion.

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

Our present commercialization plan for markets outside of the United States is to develop partnerships to distribute the PHD System and related consumables and services.

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

As a result of the settlement with Durus, we will have an income tax obligation for the year ended December 31, 2004.  At September 30, 2004, the net operating losses available to offset future taxable income were approximately $154.4 million. Net operating loss carryforwards will be used to cover a portion of the taxable income triggered under the alternative minimum tax.

The net operating loss carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our net deferred tax assets at September 30, 2004.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,” “expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions identify forward-looking statements made by us or on our behalf.  These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (iii) risks related to quality control issues and consistency of service applicable to the PHD System; (iv) market, regulatory reimbursement and competitive conditions; (v) risks related to the failure to meet additional development and manufacturing milestones for the PHD System on a timely basis including without limitation, manufacturing and servicing cost reduction efforts; (vi) our ability to obtain sufficient capital on acceptable terms to run our business; (vii) risks inherent in relying on third parties to manufacture the PHD System;  (viii) changes in the FDA’s Quality Systems Requirements; and (ix) risks related to the disposition of our securities by the Durus Fund.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Our investments are not made for trading purposes.  Interest rate risk with respect to our investments is not significant as substantially all of such investments are in short-term U.S. dollar cash equivalents, which are by their nature less sensitive to interest rate movements, or invested in securities that are held to maturity. The one security that is classified as available for sale has an interest rate that is reset monthly.  Therefore, the market value of the security does not experience significant fluctuations.  Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.  Imputed interest on the long-term notes payable was calculated using an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                                           Legal Proceedings

In July 2004, an alleged former short-seller of Aksys stock filed a lawsuit against the Durus funds and Aksys in the Federal District for the State of Connecticut (Collier v. Aksys, Ltd. et al., District of Connecticut).  The lawsuit is a purported class action filed on behalf of all short-sellers of Aksys stock during the period of January 1, 2003 through July 24, 2003, the day we discovered and disclosed Durus’ position in our stock.  The plaintiff is alleging violations of federal securities laws in connection with the Durus funds’ accumulation of our stock.  Aksys believes that all the claims against it are without merit.  In September 2004, Aksys entered into an agreement with counsel for plaintiffs whereby Aksys was dismissed from the lawsuit without prejudice.

Item 6.                                                           Exhibits

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

Aksys, Ltd.

Date: November 9, 2004	By:	/s/ William C. Dow
William C. Dow
President, Chief Executive
Officer and Director

/s/ Lawrence D. Damron
Lawrence D. Damron
Senior Vice President, Chief Financial Officer and Director