Form 10-K
period 2004-12-31
AKSYS LTD
filed 2005-03-16
CIK 902600

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004 or

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,335,000 as of June 30, 2004, based on the closing sale price of $5.83 as reported by the Nasdaq National Market.  This calculation of market value has been made for the purpose of this report only and should not be considered as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

As of March 4, 2005 the registrant had 29,901,275 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement, which will be filed within 120 days after December 31, 2004 are incorporated by reference into Part III of this Form 10-K.

AKSYS, LTD.

PART I

Item 1.  Business

Background

Aksys, Ltd. was founded in 1991 to provide hemodialysis products and services for patients suffering from end-stage renal disease (“ESRD”), commonly known as chronic kidney failure.  We have developed an automated personal hemodialysis system, known as the Aksys Personal Hemodialysis (PHD™) System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. The terms “Aksys,” the “Company,” “we,” “us” and “our” as used in this report refer to Aksys, Ltd., a Delaware corporation, and, unless we state otherwise or the context otherwise requires, its subsidiaries.

On March 27, 2002, we announced receipt of Food and Drug Administration (“FDA”) clearance to market the PHD System in the United States.  The FDA clearance had no restrictions and included authorization to use the product in the home.  510(k) clearance by the FDA was required prior to the commercialization of the PHD System in the United States.  On October 7, 2002, we announced the receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area.  The certification approved the PHD System for home use.  Such approval was required prior to the commercialization of the PHD System in the European Economic Area.

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

We estimate that over $25.2 billion was spent in the U.S. during 2002 for the treatment of patients suffering from ESRD, of which more than $7 billion was directly related to dialysis treatment.  Based upon information published by The Centers for Medicare and Medical Services (“CMS”), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to an estimated 309,000 at the end of 2002.  The current estimated annual growth rate of ESRD patients in the U.S. is approximately 5%.  In addition, it is estimated that there were approximately 430,000 dialysis patients in Europe and Japan at the end of 2002.  We believe that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 65), (ii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iii) the relatively higher growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (iv) competing risk  (i.e., with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney), and (v) a possible increase in the use of medications that damage the kidneys.

Given the expense of kidney dialysis treatments and the lack of effective alternative therapies, in 1972 Congress enacted legislation providing for Medicare funding for all eligible patients with ESRD regardless of age or financial circumstances.  Under this program, after the first 30 months of treatment Medicare is responsible for payment of 80% of the rate set by CMS for reimbursement of outpatient dialysis.  Although this program made dialysis available to virtually all patients in need of treatment, the cost of funding the program grew rapidly, quickly exceeding original expectations.  In an effort to hold down these costs, Congress, in 1983, capped the Medicare reimbursement rate for outpatient dialysis at approximately $21,000 per patient per year, and have approved only modest increases since then.  The costs of operating dialysis centers, however, such as capital, labor and facility overhead, have continued to rise.  These circumstances have forced dialysis providers to seek ways to reduce dialysis treatment costs.

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

Section 623 of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) revised ESRD composite payment rates effective for services furnished after January 1, 2005.  The statute mandates that the current composite rates be increased by 1.6% for dialysis treatments furnished after January 1, 2005.  The statute further mandates that the composite payment rates, as increased by the 1.6%, must also include a drug add-on adjustment in the amount of 8.7% for the difference between the payment amounts for separate billable drugs and biologicals and their acquisition costs, as determined by Inspector General Reports.  Effective April 1, 2005, each ESRD facility’s rate will be case-mix adjusted.  Section 623(d) of the MMA requires a basic case-mix adjusted composite rate for ESRD facility services.  The case-mix adjusted system shall be for a limited number of patient characteristics.  For 2005 these characteristics are age, body surface area and body mass index of the individual ESRD patients.  Section 623(d) also requires an adjustment of .9116% which will be implemented on April 1, 2005 to ensure the overall costs of programs are budget neutral.

Reimbursement for home dialysis can be made in two ways.  A beneficiary may choose to receive home dialysis equipment, supplies and support services directly from a certified licensed facility or they may choose to make arrangements with a single supplier for equipment and supplies.  If the beneficiary chooses to use a facility, the facility receives the composite rate for each treatment the patient performs at home.  If the beneficiary chooses to make independent arrangements, the supplier bills Medicare on an assignment basis and payment is made at a capped rate of no more than $1,481, except for continuous cycling peritoneal dialysis (“CCPD”).  There is a monthly payment cap of $1,975 for CCPD.

The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies.  Actions to change such rate usually occur in the context of federal budget negotiations.

We cannot predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program.  Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on our prospects, revenues and earnings.  In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare – the occurrence and effect of which are uncertain.  See “—Potential Health Care Legislation.”

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

Private Reimbursement

Some ESRD patients have private insurance that covers dialysis services.  As discussed above, health care providers receive reimbursement for ESRD treatments from the patient or private insurance during a “waiting period” of up to three months before the patient becomes eligible for Medicare.  In addition, if the private payer is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare.  In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient’s eligibility or entitlement to Medicare benefits.

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

Hemodialysis

CMS estimates that as of December 31, 2002, approximately 92% (284,000) of the ESRD dialysis patients in the United States were receiving hemodialysis.  Less than 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities.  Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours.  In each session, the patient’s blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

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

Peritoneal Dialysis

CMS estimates that as of December 31, 2002, approximately 8% (25,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes.  There are two principal forms of peritoneal dialysis, and all forms use the patient’s peritoneum, a large membrane rich in blood vessels that surrounds many of the body’s internal organs, as a filter to eliminate toxins and excess fluids from the patient’s blood.  Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient’s peritoneal cavity.  Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter.  In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis (“CAPD”), the process of exchanging dialysate into and out of the patient’s peritoneal cavity occurs four times daily, seven days per week.  The other form, Continuous Cycling Peritoneal Dialysis (“CCPD”), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps.  Both forms of treatment require strict aseptic technique.

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

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost.  According to CMS, total annual treatment costs per dialysis patient have risen from $33,400 in 1988 to $79,000 in 2002.  The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the “composite rate”) has been capped since 1983, with only modest increases, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis.  Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

Peritoneal Dialysis.  Although peritoneal dialysis accounted for 8% of the dialysis patient population in 2002 according to CMS, approximately 22% (or 5,500) of the patients in the United States switched to outpatient in-center hemodialysis annually.  We believe that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient “burnout” and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

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

Home Hemodialysis as an Alternative

We believe that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients.  We completed a clinical trial of the PHD System in November 2000, whereby a total of 23 patients converted from three times per week dialysis at home to a treatment regimen of more frequent dialysis on the PHD System. Patients showed better clinical outcomes and improved quality of life on more frequent dialysis. Since then, more than 45,000 dialysis treatments have been performed by patients on the PHD System, including treatments at home and at clinics during the patient’s training period.

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

There is also a perception that vascular access complications arising from inserting the needles into the patient’s blood access site may increase with daily treatment sessions.  These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients.  We believe that vascular access complications should not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease.  That belief is based on data collected from patients using a native fistula.  We have collected little data from patients using artificial blood vessel grafts or central venous catheters, and there is no assurance that such grafts or catheters will withstand daily treatment.  There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of “single needle” vascular access devices which reduce the number of punctures by half, (ii) the use of central venous catheters which eliminate the need to use needles at all, (iii) novel graft materials, (iv) new, totally implanted central venous catheters with titanium ports and (v) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher.  We have a license agreement with Dr. Twardowski.  See “—Intellectual Property – Twardowski License.”

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

Drawback	Conventional Home Systems	Aksys PHD System

Complexity	Complicated equipment designed for operation only by trained personnel.	Designed for ease of operation at home, including computerized, user-friendly interface.

Time and Effort	Difficult and time consuming to setup, operate, clean and maintain.	Fully automated, reducing operator involvement.

Cost of Consumables	Requires frequent replacement of blood circuit.	Integrated automatic disinfection system designed to enable safe and effective reuse of blood circuit.

Storage Requirements	Large volume of consumables and dialysate consumed each month.	Substantially fewer and smaller items consumed with each treatment.

Dirty Dialystate	According to the national AAMI standards, dialystate may contain significant quantities of bacteria and endotoxin.	Injectable quality dialysate is produced in which endotoxin cannot be measured even with extremely sensitive tests.

Water purification	Water purification is accomplished by a separate free-standing device which must be maintained and disinfected independently of the dialysis machine.	Water purification membrane is integrated into the dialysis instrument and disinfected simultaneously with it.

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

At the end of a treatment session, the operator reconnects the blood tubing set to the system and replaces the two small bottles of acid and bicarbonate powder, which are used to produce the dialysate for the patient’s next treatment.  The PHD System then automatically flushes and disinfects all fluid pathways, performs a self-diagnostic test to determine whether the disinfection was adequate and readies itself for the next treatment session without further patient involvement.

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

2005 Activities

During 2005, we expect that approximately $30 to $32 million of cash, short- and long-term investments will be devoted to expanding commercialization of the PHD System, including sales and marketing activities, and service and support of the PHD System. Resources will also be directed toward using the PHD System’s platform technology to develop follow-on products.  Based on our cash position and short and long term investments as of December 31, 2004, and projected usages in 2005, we currently anticipate that we will seek to raise capital in the latter half of 2005 or early 2006.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Recent Financing Activities,” under the terms of our settlement with the Durus funds, we are prohibited from registering shares of our common stock until May 2005 (or in some instances longer if the Durus funds have commenced an offering of their shares, in which case we may be subject to a lock-up period under our registration rights agreement with the Durus funds).  Because the Durus funds continue to own approximately 70% of our common stock and we are still in the early stages of our commercialization efforts, we may not be able to raise sufficient capital to fund our operations beyond 2005.

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

Clinical and Patient Education.  Although home hemodialysis was an established modality in the 1970’s, many of today’s healthcare practitioners are unfamiliar with the requirements for establishing a home program and the process of managing patients in a home environment.  We focus a portion of the marketing effort on directly educating health care professionals about the benefits of more frequent dialysis and the benefits of treating patients at home.  In addition, we educate the patient population about this treatment modality as an option to be considered in conjunction with their physician.

Phased Domestic and International Market Launch.  We believe that there is worldwide demand for a cost effective, more clinically effective approach to dialysis.  In addition to our market launch in the United States, we have also begun selling in the United Kingdom, and have established marketing and regulatory resources in Japan.  As of December 31, 2002, we estimate that there were approximately 225,000 dialysis patients in Europe and 205,000 dialysis patients in Japan.

We operate with a relatively small direct sales force to market our products and services, primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups.  We distribute and provide technical support for the PHD System through a combination of in-house resources and contracted third parties.

Our largest customers, the Northwest Kidney Center, Dialysis Centers of Lincoln and Berkshire Medical Dialysis Center, accounted for 24%, 10% and 9%, respectively, of our revenues (by dollar volume) for fiscal year 2004.

Manufacturing and Suppliers

We do not currently manufacture any component of the PHD System or related consumables.  With respect to the PHD System, we have contracted with Delphi Medical Systems (‘‘Delphi’’), a contract manufacturer of medical devices, to assemble and produce the dialysis machine.  Our agreement with Delphi remains in effect through February 28, 2006, subject to earlier termination under specified circumstances.  The contract automatically renews on an annual basis unless a six-month advance notice is provided by either party to terminate.  Delphi specializes in the custom manufacturing of medical instrumentation and is certified to ISO 13485 for manufacture of such products.  ISO 13485 is an internationally recognized quality systems standard for the medical device industry.  Delphi is also FDA registered and quality system regulations (“QSR”) compliant.  We may identify additional manufacturing locations in the future, whether or not owned by Delphi, to avoid having to rely on a single location.  There can be no assurances that we will be able to do so on acceptable terms.  The manufacturing of our products is subject to quality regulations and other requirements prescribed by regulatory agencies.  There can be no assurance that Delphi or any other manufacturer of our products will continue to comply with applicable regulatory requirements or that Delphi or any other manufacturer will be able to supply us with products in sufficient quantity or at all.

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

Research and Development

As of December 31, 2004, we employed a research and development staff of 41 full time employees, most of whom are engineers and technicians.  In addition, we used contractors on an as needed basis to assist in the development process.   The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology.  For the years ended December 31, 2004, 2003 and 2002, we incurred total research and development expenditures of approximately $6,684,465, $5,474,220, and $5,522,772, respectively.

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

The PHD System is classified as a Class II device. On March 30, 1999, we filed an Investigational Device Exemption (“IDE”) with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System.  We received full IDE approval in July 1999, and in September 1999 began the clinical trial of the PHD System.  Twenty-five patients participated in the trial at three centers.  The protocol for the study called for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the PHD System and two months at home on the PHD System.  The clinical trial was completed in November 2000, with 23 patients receiving dialysis on the PHD System.  Over 45,000 dialysis treatments have now been performed by patients on the PHD System, including in the home and at clinics during the patient’s training period.

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

Intellectual Property

As of March 1, 2005, we either owned or had exclusive rights to 45 U.S. patents and 28 foreign patents for technologies that are important to developing a safe, convenient, self-contained hemodialysis system.  We have two additional patent applications pending in the United States, and have additional patent applications pending in several other countries that have significant hemodialysis markets.  We expect to file additional patent applications in the United States with respect to the PHD System as new technology is developed.

Twardowski License. On April 1, 1993, we entered into a License Agreement (the “Twardowski License”) with Dr. Zbylut Twardowski granting to us worldwide exclusive license to the patent filed on August 21, 1991 entitled “Artificial Kidney for Frequent (Daily) Hemodialysis” expiring August 21, 2011, and several subsequent patents (the “Twardowski Patents”).  The Twardowski Patents relate to an artificial kidney intended to provide frequent (daily) home hemodialysis.  The Twardowski License continues for as long as the Twardowski Patents remain in effect.  The Twardowski License provides for royalty payments to Dr. Twardowski based on the revenue we receive from the sale or lease of the licensed product, with certain minimum semiannual royalty payments.  If we fail to make any such minimum royalty payment, Dr. Twardowski has the option to convert the Twardowski License to a non-exclusive license.  There can be no assurance that the Twardowski Patent will provide us significant exclusivity or benefit in our markets.  Furthermore, competitors may develop alternative technology that achieves the same advantages as the Twardowski Patents.

Boag License.  On April 1, 1993, we also entered into a License Agreement (the “Boag License”) with Cynthia P. Walters for the use of a patent entitled “Dialyzer Reuse System” issued on September 22, 1987, which expires April 29, 2005 (the “Boag Patent”).  We do not believe the expiration of this license will have an adverse effect on our ongoing operations.  The Boag License is exclusive subject to the rights of Servall Corp. to market its HR3000 product, a device for facilitating reuse of consumables with conventional hemodialysis machines.  The Boag Patent relates to a dialysis reuse system for cleaning, sterilizing and testing a hemodialysis machine and its associated dialyzer and blood tubing set.  The Boag License continues for as long as the Boag Patent remains in effect.  The Boag License provides for royalty payments to Ms. Walters based on the revenue we receive from the sale or lease of the licensed product with a minimum semiannual royalty payment.  Commencing with the third semiannual period after the first licensed product is sold, if we pay no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to convert the Boag License to a non-exclusive license.  Also, commencing with the first semiannual period occurring five years after the first licensed product is sold, if we pay no more than the minimum semiannual royalty payment for two consecutive semiannual periods, the licensor has the right to terminate the Boag License.  In the event of infringement of the patent by third parties, our right to enforce the patent is subject to the licensor’s superior right to bring suit on its own and to recover all damages without accounting to us.  There can be no assurance that the Boag Patent will provide us significant exclusivity or benefit in our markets.  Furthermore, competitors may develop alternative technology that achieves the same advantages as the Boag Patent.

Allergan License.   On March 11, 1996, we entered into a License Agreement (the “Allergan License”) with Allergan, Inc. for the use of a U.S. patent entitled “Pressure Transducer Magnetically-Coupled Interface Complementing Minimal Diaphragm Movement During Operation” issued February 28, 1995, which expires on

December 16, 2013, and its foreign counterparts (the “Allergan Patent”).   We have exclusive worldwide rights to the patented technology, limited to the field of use of kidney dialysis machines and methods.  The Allergan License continues for as long as the Allergan Patent remains in effect and provides for royalty payments to Allergan based on manufacturing of the PHD System, which incorporates the patented technology.   Royalty payments are to be made quarterly, with minimum annual royalty payments beginning in 1998.  If we fail to pay the full minimum annual royalties, the License Agreement will terminate.  If we pay at least half of the minimum annual royalties but do not pay such royalties in full, the License Agreement shall be converted to a non-exclusive license.   The Company pays the minimum annual royalties and, as such, the license remains exclusive.  There can be no assurance that the Allergan Patent will provide us significant exclusivity or benefits in our markets.   Furthermore, competitors may develop alternative technology that achieves the same advantages as the Allergan Patent.

There can be no assurance that any of our pending patent applications will be approved by the patent offices in the various jurisdictions in which they were filed.  In addition, there can be no assurance that we will develop additional proprietary products or processes that are patentable or that any patents that may be issued to or be licensed by us will provide us with competitive advantages.  There can be no assurance that our patent applications or patents that may be issued to or be licensed by us will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating our technologies.  Furthermore, there can be no assurance that others will not or have not independently developed similar products, duplicated and designed any of our products or design around the patents that may be issued to or be licensed by us.  Any of the foregoing results could have a material adverse effect on our business, operating results and financial condition.

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

In addition to patent licenses and applications for patents, we possess trade secrets, copyrights, proprietary know-how and unpatented technological advances.  We seek to protect these assets, in part, by confidentiality agreements with our business partners, consultants and vendors and non-competition agreements with our officers and employees.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or be independently developed by others.

Employees

As of December 31, 2004, we had 119 full-time employees, 41 of whom were employed in research and development capacities, 27 of whom were employed in the technical and clinical services area, 15 of whom were employed in sales and marketing efforts, 17 of whom were employed in the general and administrative area, 15 of whom were employed in manufacturing, operations and regulatory groups, and 4 of whom were employed in the United Kingdom subsidiary.  We consider our employee relations to be good.

Executive Officers

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Executive Officers of the Company are elected by and serve at the discretion of the Board of Directors.

William C. Dow, 58

Mr. Dow was appointed President and Chief Executive Officer and a director of the Company in September 1999.  From August 1997 until joining the Company in September 1999, he served as President and Chief Executive Officer of PLC Systems Inc., a manufacturer of lasers used in cardiac surgery.  From 1993 to 1997, he served as President and Chief Executive Officer of Deknatel Snowden Pencer Worldwide, Inc., a $100 million medical device manufacturer that became a manufacturing and marketing subsidiary of Genzyme Corporation in 1996.  Mr. Dow has over 25 years of experience in the medical device and service industry having held various positions in sales, marketing, distribution and general management with Griffith Micro Science, Kendall, Terumo and American Hospital Supply.  Mr. Dow is a graduate of the United States Naval Academy with a Bachelor of Science in Engineering and served as both a pilot and a Supply Corps officer in the U.S. Navy.

Laurence P. Birch, 45

Mr. Birch joined the Company in February 2005 as Senior Vice President and will assume the duties of Chief Financial Officer effective March 17, 2005.  From 2003 until he joined the Company, Mr. Birch served as Managing Director for Stratego Partners, a corporate cost management company.  From 2002 to 2003, he served as Chief Financial Officer of Seurat, Inc.  From 2001 to 2002, he served as Chief Financial Officer of Fieldglass, Inc.  From 2000 to 2001, he served as Senior Vice President and Chief Financial Officer of Technology Solutions, Inc.  In 2000 he served as Chief Financial Officer of Brigade, Inc.  From 1999 to 2000, he served as Chief Financial Officer of Gateway Homecare, Inc.  Mr. Birch has over fifteen years experience in the healthcare sector which includes his fourteen years with Baxter International and American Hospital Supply in various financial positions.  Mr. Birch received his Bachelor of Science degree in finance from the University of Illinois, his Masters of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University, and is a Certified Public Accountant.

Lawrence D. Damron, 58

Mr. Damron was appointed Senior Vice President and Chief Financial Officer in May 2002, and became a member of the board of directors in August 2004. Effective March 17, 2005 Mr. Damron will resign his position as Chief Financial Officer and effective May 1, 2005 he will resign from his Senior Vice President’s position, but will continue as a member of the board of directors.  Mr. Damron has over 25 years of experience in the healthcare sector.  From June 1999 to December 2000, he served as the Chief Financial Officer for Everest Healthcare Services Corporation, a provider of dialysis and other blood treatment services.  From July 1997 until June 1999, he was Senior Vice President, Finance and Treasurer at Evanston Northwestern Healthcare.  Mr. Damron was with Baxter International since 1985 in a number of key management positions including Corporate Treasurer from 1992 until 1997.  From 1980 until 1985, he was with American Hospital Supply in a variety of financial positions.  Mr. Damron received his Bachelor of Arts degree in economics from the University of Cincinnati and his Masters of Arts degree in international relations from the University of Southern California.  He received his Masters of Business Administration from Harvard University, and is a Certified Public Accountant.  Mr. Damron served as a Lieutenant in the U.S. Navy.  He serves on the board of directors of Bio-Logic Systems Corporation and Trinity Health.

Jerry D. Fisher, 57

Mr. Fisher was appointed Senior Vice President and Chief Technical Officer in October 2004. Mr. Fisher has over 30 years of experience in the healthcare sector.  Prior to joining the Company, he served in various roles with Baxter International, Inc. from 1970 to 2003. Mr. Fisher was Vice President of Technology Resources for Baxter from 2000 to 2003.  He was Vice President Quality Affairs of Baxter Hyland Immuo division from 1998 to 2000.  Mr. Fisher was a board member and founder of The Consortium for Plasma Science, LLC; a member of the New York Academy of Sciences; the American Association for the Advancement of Science; the American Chemical Society, and holds seven patents.  He earned his Masters of Science degree in Analytical Chemistry in 1975 from Indiana University. In 1981 he earned his MBA from Lake Forest School of Management.

Richard P. Goldhaber, 61

Mr. Goldhaber was appointed Senior Vice President Special Projects in October 2004.  From 2000 until 2004 Mr. Goldhaber served as Chief Technical Officer of the Company. Prior to joining the Company, from 1993 to 2000, he was Vice President of Research and Development at Minntech Corporation, a company that develops, manufactures and distributes dialysis related products.  Prior to Minntech, from 1965 to 1993, he held positions of increasing responsibility in product development with Baxter International Inc., including 20 years developing dialysis products.  Mr. Goldhaber received his Bachelor of Science in Mechanical Engineering from Purdue University, and his Masters of Science in Physiology from Illinois Institute of Technology.

Rodney S. Kenley, 55

Mr. Kenley was appointed Senior Vice President of Advanced Product Development in February 2004.  Mr. Kenley founded Aksys in 1991 and served in varying capacities, including CEO, COO, and VP, Business Development, until he left in 1999.  During his five years away from the Company, Mr. Kenley founded OrthAssist, a company which provides management services for orthopedic physician offices.  Mr. Kenley rejoined the Company in February 2004.  He has 30 years of experience in healthcare, most of which have been spent in the Renal Replacement Therapy arena.  Prior to founding Aksys, he held several positions at Baxter Healthcare from 1977 through 1990, including International Marketing Manager, Business Unit Manager for Peritoneal and Hemodialysis products, Manager of New Business Development, Director of Worldwide Product Planning, Director of Advanced Product Development, and VP of Electronic Drug Infusion.  Mr. Kenley received his Bachelor of Arts degree in Biology and Chemistry from Wabash College, a Masters of Science degree in Molecular Biology from Northwestern University, and a Masters of Management from the Kellogg Graduate School of Management at Northwestern University.

Lawrence A. Rohrer, 54

Mr. Rohrer was appointed Senior Vice President, Global Sales and General Manager, International in May 2003.  Mr. Rohrer has over 25 years of experience in the healthcare sector.  From 1996 until joining the Company in May 2003, he served as Vice President of Marketing and Business Development for the non-hospital medical/surgical distribution business at Cardinal Health Inc., a provider of products and services supporting the healthcare industry.  From 1995 to 1996 he was Vice President, Business Development in the Nephrology Division of Caremark, International, a pharmaceutical services company.  From 1978 through 1994, Mr. Rohrer served in various positions of increasing responsibility in engineering, marketing, and sales management with the Renal Division of Baxter International.  Mr. Rohrer received his Bachelor of Science degree in aeronautical engineering from the University of Notre Dame, his Masters of Science degree in Mechanical Engineering from Northwestern University, and his Masters of Business Administration degree from Northern Illinois University.  Mr. Rohrer served as a Captain in the U.S. Air Force.

Nancy S. Schmelkin, 46

Ms. Schmelkin was appointed Senior Vice President, Global Marketing and Customer Care in October 2002. Ms. Schmelkin has over 15 years of experience in the healthcare sector.  Prior to joining the Company she was the Director of Marketing for Motorola Life Sciences, a division of Motorola focusing on technology in the field of genomics from 2000 to 2002.  From 1984 to 1996 Ms. Schmelkin served in various positions of increasing responsibility with Baxter International.  Ms. Schmelkin received her Bachelor of Arts from Grinnell College and her Masters of Business Administration in Marketing and Finance from Northwestern University.

Thomas F. Scully, 58

Mr. Scully was appointed Senior Vice President of Manufacturing and Global Logistics in January 2002.  Mr. Scully joined the Company in January 1996, and served as Vice President of Operations through December 2001.  Mr. Scully has over 30 years of experience in the healthcare sector.  From 1971 to 1995, Mr. Scully worked at Baxter International in various operational roles, including Vice President, Sales and Operations of the Renal Division.  In that role, Mr. Scully was involved principally in the design, development and management of the Renal Division’s home care operations network.  Mr. Scully received his Bachelor of Arts degree from the University of Notre Dame and his Master’s of Management degree from Northwestern University.  Mr. Scully served as a Captain in the U.S. Army.

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

Foreign Operations

In April 1996, we established Aksys Japan, K.K. (“AJKK”), our indirect, wholly owned Japanese subsidiary.   AJKK had no employees as of December 31, 2004.   We have engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan.  The primary purpose of AJKK is to establish a presence for regulatory, business development and eventual technical and customer support as we progress through the stages of clinical studies, regulatory approval and market launch.   All efforts and decisions are directed from our headquarters in Lincolnshire, Illinois.

In 1999, we entered into a co-development and license agreement with Teijin Limited of Osaka, Japan.  Under the agreement, Teijin has the right to develop, manufacture, seek regulatory approval, and upon such approval, to market, rent and sell the PHD System in Japan.  Teijin will pay royalties to us of 10% of revenues received in connection with their sales and rentals of PHD Systems in Japan.  Under the agreement, we have an option to sell the PHD System in Japan, but our exercise of this option would cause the royalty rate to drop to 5%.  Teijin is a leading Japanese manufacturer of synthetic fibers, chemicals and plastics, with annual sales in excess of $8 billion, of which over $880 million is derived from pharmaceuticals and medical products.

In August 1998, we established Aksys Healthcare, Ltd. (“AHL”), our indirect, wholly owned subsidiary in the United Kingdom.  AHL is a sales office which employed four individuals at December 31, 2004.  The primary purpose of AHL is to establish and develop our business in the United Kingdom and ultimately, continental Europe.  In 2004, AHL recorded six sales and one rental agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC.

We make available free of charge, through a direct link from our web site (www.aksys.com) to the SEC’s web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Item 2.  Properties.

We lease approximately 41,500 square feet of office space in Lincolnshire, Illinois to conduct our research, development, marketing and administrative functions.  This lease was initiated September 1, 1996 and with an expiration date of August 31, 2006.  In November 2004, we amended the lease with an extension in the term of the lease to December 31, 2011.  We believe that our present facilities are adequate for our operations.  At present, all manufacturing has been contracted out to third party subcontractors.

Item 3.  Legal Proceedings.

In July 2004, an alleged short-seller of Aksys stock filed a lawsuit against the Durus funds and us in the Federal District for the State of Connecticut (Collier v. Aksys, Ltd. et al., District of Connecticut, Civil Action No. 3:04-CV-01232).  The lawsuit is a purported class action filed on behalf of all short-sellers of Aksys stock during the period of January 1, 2003 through July 24, 2003.  The plaintiff is alleging violations of federal securities laws in connection with the Durus funds’ accumulation of our stock.  We believe that all the claims against us are without merit.  In September 2004, we entered into an agreement with counsel for plaintiffs whereby we were dismissed from the lawsuit without prejudice.

Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted for a vote of our stockholders during the quarter ended December 31, 2004.

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

We have not been profitable since our inception in January 1991.  As of December 31, 2004, we had an accumulated deficit of approximately $157 million.  We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from our core business.  We may never realize significant revenues from our core business or be profitable.  Factors that will influence the timing and amount of our profitability include:

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

The pricing of the PHD System and related services and supplies is constrained by limitations on governmental and third party reimbursement programs.  Although a team of our engineering personnel is currently implementing plans to reduce costs through redesign of PHD subsystems and we are attempting to source alternative materials and suppliers, there can be no assurance that these efforts will enable us to achieve profitable operations.

In addition, the cost of services and supplies for the PHD System currently exceeds the market price as a result of the need to have a local presence of field service and clinical service personnel in each geographical area that PHD Systems are sold.  Although we anticipate that as more PHD units are placed in these geographical areas the per unit cost of services and supplies will decrease, there can be no assurance that we will be successful in placing a sufficient number of PHD units in the field to achieve these per unit cost reductions.  Furthermore, the PHD System is comprised of new, complex, highly automated technologies, which operate in a rigorous process.  While we continue to realize improvements in the PHD System’s reliability as a result of the acquisition and development of new parts and subsystems, there can be no assurance that we will be successful in reaching industry norms for reliability.  If we are unable to improve the reliability of the PHD System, our operating costs will be adversely impacted and we may not achieve profitability as a result.

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

Although most private insurance policies cover a substantial portion of the cost of dialysis treatment in the United States, most patients receiving dialysis treatment in the United States are insured by Medicare or Medicaid.  Medicare and Medicaid provide reimbursement for dialysis treatment at set composite rates, which have not increased significantly since 1983.  There can be no assurance that the current limitations or requirements on Medicare and Medicaid reimbursement for dialysis will not have a materially adverse effect on the market for the PHD System, that health administration authorities outside of the United States will provide reimbursement at acceptable levels or at all or that current or future reimbursement rates will be sufficient to enable us to maintain prices at levels sufficient to become profitable.

Competitors and technological advances could cause us to lose current and future business opportunities and materially harm our results of operations and ability to grow.

The dialysis industry is characterized by competition for financing, executive talent, intellectual property and product sales.  Most of our competitors have substantially greater financial, scientific and technical resources, research and development capabilities, manufacturing and marketing resources, technical and service networks and experience than us, and greater experience in developing products, providing services and obtaining regulatory approvals.  If our competitors succeed in developing products that are more effective and/or less costly than the PHD System, our sales as well as our prospects for achieving profitability may be adversely impacted.  We also expect that the number of our competitors and potential competitors will increase.  There can be no assurance that we will be able to compete successfully against any existing or potential competitors.

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

Our strategy involves contracting with dialysis providers to have us supply to dialysis patients the PHD System, dialysate and other consumables, patient training, customer service and maintenance and other technical service.  To provide these services, we must develop networks of employees or independent contractors in each of the areas in which we intend to operate.  There can be no assurance that we will be able to organize these networks on a cost-effective basis.  The failure to establish these networks on a cost-effective basis would have a materially adverse effect on our results of operations.

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

We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated interruptions or delays in our commercial operations.

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

To be successful, our PHD System must be manufactured in commercial quantities and at acceptable cost.  Production of this product, especially in commercial quantities, will create technical as well as financial challenges for us.  We may encounter unexpected delays or costs in the scale-up of manufacturing operations.  Further, manufacturing or quality control problems may arise (and among other things increase our costs) as we increase production of the PHD System or as additional manufacturing capacity is required in the future.

We currently rely on single contract manufacturers to manufacture each of the major components of the PHD System.  Such contractors are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion.  Although certain of our contract manufacturers have entered into contracts with us to manufacture components of the PHD System, such contracts can be terminated at any time under certain circumstances by us or by the contractors, and can be breached at any time.  Further, work stoppages and the slowing of production at a single independent contractor would have a materially adverse effect on our results of operations.

There are also other risks inherent in using single sources of supply.  We have not made alternative arrangements for the manufacture of the major components of the PHD System and we may not be able to implement acceptable alternative arrangements on a timely basis, or at all.  It is likely that a significant interruption in supply would result if we utilize or were required to utilize a different manufacturing contractor for any of the major components of the PHD System.  The loss of the services of any of our contract manufacturers would have a materially adverse effect on our results of operations.  In addition, we or our manufacturers may not be able to obtain, on a timely basis, components or other supplies necessary to manufacture or use the PHD System.

We will need additional capital in the future which, if not available to us, may alter our business plans or limit our ability to achieve growth and which, if raised, will dilute your ownership interest in us.

Our capital requirements have been and will continue to be significant.  Prior to the payments we received in February and May 2004 in connection with the Durus settlement, we have been dependent primarily on the net proceeds of public and private sales of our equity securities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Recent Financing Activities.”  Our proceeds to date from equity offerings are approximately $152 million.  We currently have no committed sources of, or other arrangements with respect to, additional financing.  We do not believe that our existing capital resources, together with future operating cash flows, will be sufficient to fund our future operations through 2006.  Our capital requirements will depend on many factors, including without limitation:

•                  manufacturing scale-up and associated costs;

•                  costs associated with establishing marketing, distribution, patient training and technical and patient support networks;

•                  continued progress in research and development; and

•                  the costs involved in protecting our proprietary rights.

During 2005, we expect that approximately $30 to $32 million of cash and short and long term investments will be devoted to expanding commercialization of the PHD system.  Based on our cash position and short and long term investments as of December 31, 2004, and projected usages in 2005, we currently anticipate that we will seek to raise capital in the latter half of 2005 or early 2006.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Recent Financing Activities,” under the terms of our settlement with the Durus funds, we are prohibited from registering shares of our common stock until May 2005 (or in some instances longer if the Durus funds have commenced an offering of their shares, in which case we may be subject to a lock-up period under our registration rights agreement with the Durus funds).  Because the Durus funds continue to own approximately 72% of our common stock and we are still in the early stages of our commercialization efforts, we may not be able to raise sufficient capital to fund our operations beyond

2005.  In the event that we are able to raise capital through additional issuances of our equity securities, our then existing stockholders may suffer substantial dilution, and any debt financing we may be able to obtain could result in the imposition of significant financial and operational restrictions on us.

We may not be able to protect our intellectual property rights and, as a result, we could lose competitive advantages that could adversely affect our operating results.

Our success depends, in part, on our ability and the ability of our licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others.  We currently own or have rights to 45 U.S. patents and 28 foreign patents.  There can be no assurance, however, that:

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

We are aware that numerous patents have been issued relating to methods of dialysis.  Although we endeavor to protect our patent rights from infringement, it is possible that by virtue of the numerous patents that have been, or potentially will be, issued relating to hemodialysis methods, we may not be aware, or become aware, of patents issued to our competitors or others that conflict with our own or those of our licensors.  Such conflicts could result in a rejection of important patent applications or the invalidation of important patents, which could have a materially adverse effect on our competitive position.  In the event of such conflicts, or in the event we believe that competitive products infringe patents to which we hold rights, we may pursue patent infringement litigation or interference proceedings against, or may be required to defend against such litigation or proceedings involving, holders of such conflicting patents or competing products.  Such litigation or proceedings may have a materially adverse effect on our competitive position, and we may not be successful in any such litigation or proceeding.  Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and can result in the diversion of substantial financial, managerial and other resources.  An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development or commercialization activities.  In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses under patents or other proprietary rights of others.  The licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all.  If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed which may adversely effect our results of operations.

We rely on proprietary know-how and confidential information and employ various methods, such as entering into confidentiality and noncompete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our technologies.  Such methods may not afford significant protection to us, and we may not be able to protect adequately our trade secrets or our competitors or other companies may acquire information that we consider proprietary.

Product liability claims may reduce demand for the PHD System or result in damages that exceed our insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the production, marketing and sale of dialysis products.  We currently maintain product liability insurance with a coverage limit of $10 million.  Our insurance policy may not provide adequate protection against potential claims.  Furthermore, our agreements with contract manufacturers require us to maintain product liability insurance, and the failure to obtain such insurance could materially and adversely affect our ability to produce our PHD System.  A successful claim brought against us in excess of any insurance coverage obtained by us could have a materially adverse effect upon our business, financial condition and results of operations.  In addition, we have agreed to indemnify certain of our contract manufacturers against certain liabilities resulting from the use of our PHD System.

Our business is likely to be hurt if we are unable to keep our senior executive officers and key scientific personnel.

We are dependent upon the services of our senior executives, such as William C. Dow, our President and Chief Executive Officer, and key scientific personnel.  We do not maintain key-man life insurance on our senior executives.  In addition, we do not have employment agreements, other than certain severance, confidentiality and non-competition agreements, with any of our personnel.  Our business would likely be interrupted if we lost the services of Mr. Dow or other senior executives or key employees, which could have a materially adverse effect on operations.  Also, our continued commercialization will depend upon, among other things, the successful recruiting and retention of highly skilled managerial and marketing personnel with experience in business activities such as those we contemplate.  Competition for the type of highly skilled individuals sought by us is intense, and we may not be able to retain existing employees or find, attract and retain other skilled personnel on acceptable terms.

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

•                  economic and other factors, as well as period-to-period fluctuations in our financial results; and

•                  sales of our common stock by the Durus fund.

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

The resale by the Durus fund of a substantial number of shares of our common stock could adversely impact the market price of our common stock.

Based on information contained in a Schedule 13D filed by the Durus fund with the SEC on November 19, 2004, we believe the Durus fund owns 21,498,118 shares of our common stock, representing approximately 72% of our outstanding shares.  We have filed a registration statement covering these shares and 498,100 shares held by the Artal fund.  This registration statement was declared effective by the SEC on May 17, 2004, and enables the Durus fund and the Artal fund to resell their shares in public offerings at their discretion.  As a part of the settlement, the Durus fund has agreed that it will reduce its ownership of our common stock over time and that its position in our common stock would be under 15% within two years after the registration statement has become effective, subject to extensions under specified circumstances.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Recent Financing Activities.”  Although we believe that the Durus fund and the Artal fund will effectuate the sale of their shares in an orderly manner and will seek to obtain the best prices available in connection with any sales, the timing, volume and manner of any sales is within their discretion.

The Durus fund and the Artal fund’s sale of their shares may have a negative effect on the market price of our common stock due to, among other factors, the selling pressure such sales may cause.  Moreover, the perception in the market that a significant portion of our outstanding shares may soon be sold may also have a negative effect on the market price of our common stock.  These events may cause other holders of our common stock to sell their shares, or it may encourage short sales, all of which could contribute to a decline in the market price of our stock.  In addition, these factors may have a materially adverse effect on our ability to raise capital through the issuance of our equity securities.

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

We will likely issue additional shares of our common stock and/or preferred stock in the future, which would dilute your voting and ownership percentage.

Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your voting and ownership interest in our Company.  As of February 28, 2005, there were 29,901,275 shares of our common stock issued and outstanding and there were 675,424 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.  As of February 28, 2005, there were outstanding options, warrants and other rights to acquire up to approximately 2,986,611 shares of common stock.  We may also issue additional shares of common stock or preferred stock:

•                  to raise additional funds for working capital, commercialization, production and marketing activities;

•                  upon the exercise or conversion of outstanding options and warrants; and

•                  in lieu of payment of cash dividends.

Under the terms of the registration rights agreement we entered into with the Durus fund and the Artal fund, we may not register shares of our capital stock for our own account or for the account of another third party until May 2005 (or in some instances longer if these shareholders have commenced an offering of their shares, in which case we may be subject to a lock-up period under our own registration rights agreement with them).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Recent Financing Activities.”  We anticipate that sometime after this period, we will need to issue shares of capital stock in order to fund our operations.

Our charter documents, rights agreement and Section 203 of the DGCL could make it more difficult for a third party to acquire us.

Our Restated Certificate of Incorporation (“Charter”) and Amended and Restated Bylaws (“Bylaws”) contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and which may have the effect of delaying, deferring or preventing a future takeover or change in control of the Company unless the takeover or change of control is approved by our board of directors.  Such provisions may also render the removal of the current board of directors and of management more difficult.  These provisions provide for, among other things:

•                  a classified board of directors;

•                  “fair price” provision, which requires that our stockholders receive equivalent consideration at both stages of a two-step acquisition (such as a tender offer followed by a merger);

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

Each outstanding share of our common stock includes one preferred stock purchase right (individually a “Right” and collectively the “Rights”) as provided under our Rights Agreement.  Each Right entitles the holder, until the earlier of October 28, 2006 or the redemption of the Rights, to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $1.00 per share (the “Series A Preferred Stock”), at a price of $85.00 per one one-thousandth of a share (as may be adjusted to reflect stock splits, stock dividends or certain other dilutive events since the issuance of the Rights).  The Series A Preferred Stock is nonredeemable and will have 1,000 votes per share (subject to adjustment).  We have reserved 50,000 shares of Series A Preferred Stock for issuance upon exercise of such Rights.  In the event that any person becomes the beneficial owner of 15% or more of our common stock, the Rights (other than Rights held by the acquiring stockholder) would become exercisable for a number of shares of common stock having a market value of two times the exercise price of the Right.  Furthermore, if after any person becomes the beneficial owner of 15% or more of our common stock, we are acquired in a merger or other business combination or 50% or more of our assets or earnings power were sold, each Right (other than Rights held by the acquiring person) would become exercisable for that number of shares of common stock (or securities of the surviving company in a business combination) having a market value of two times the exercise price of the Right.

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

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Recent Financing Activities,”  we have amended our Rights Agreement to conditionally exempt the Durus fund and the other defendants therefrom.

We are subject to the “business combination” statute of the General Corporation Law of the State of Delaware (the “DGCL”).  In general, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” for a period of three years after the date of the transaction in which a person became an “interested stockholder,” unless:

•                  prior to such date the board of directors of the corporation approved either the “business combination” or the transaction which resulted in the stockholder becoming an “interested stockholder,”

•                  upon consummation of the transaction which resulted in the stockholder becoming an “interested stockholder,” the “interested stockholder” owns at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned (1) by persons who are directors and also officers and (2) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or

•                  on or subsequent to such date the “business combination” is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 (2)/3% of the outstanding voting stock which is not owned by the “interested stockholder.”

A “business combination” includes mergers, stock or asset sales and other transactions resulting in a financial benefit to the “interested stockholders.”  An “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years, did own) 15% or more of the voting stock of the subject corporation.  Although Section 203 permits us to elect not to be governed by its provisions, we have not made this election.  As a result of the application of Section 203, potential acquirors of our company may be discouraged from attempting to effect an acquisition transaction with us, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

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

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters.

Our common stock trades on the Nasdaq National Market under the symbol “AKSY”.  The following table lists the quarterly high and low prices of the common stock for the period from January 1, 2003 through December 31, 2004.

Fiscal Year	Fiscal Quarter	High Closing Price	Low Closing Price
2004	1st	$10.97	$6.12
	2nd	6.99	4.40
	3rd	6.23	4.56
	4th	6.93	4.69

2003	1st	$7.17	$4.79
	2nd	12.90	7.00
	3rd	15.75	7.60
	4th	10.05	6.62

There were 212 stockholders of record of our common stock as of March 4, 2005.  In addition, we estimate that there were approximately 4,800 holders of our common stock at February 28, 2005, who held shares in “street name.”  We have not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of our business.

Equity Compensation Plan Information

The following table sets forth information about the Company’s common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2004, including the 1993 Stock Option Plan, the 1996 Stock Awards Plan and the 2001 Employee Stock Purchase Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants or rights	(b) Weighted-average exercise price of outstanding options, warrants or rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,051,181	$6.814	871,662
Equity compensation plans not approved by security holders	None	N/A	None

Total	2,051,181	$6.814	871,662

Item 6.  Selected Financial Data.

The selected statements of operations data as of December 31, 2004, 2003 and 2002 and balance sheet data as of December 31, 2004 and 2003 set forth below have been derived from our audited financial statements included as Item 8 to this Annual Report on Form 10-K.  The selected statements of operations data as of December 31, 2001 and 2000 and balance sheet data as of December 31, 2002, 2001 and 2000 set forth below have been derived from our audited financial statements that have not been included in this Annual Report on Form 10-K.  Our historical financial data is not necessarily indicative of future results and should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	2004	2003	2002(1)	2001	2000
Consolidated Statement of Operations Data:
Revenues:
Product	$1,457,704	$1,192,706	$276,680	$—	$—
Service and supplies	958,355	298,757	21,986	—	—
Joint development income	—	—	—	—	3,434,809
Total Revenue	2,416,059	1,491,463	298,666	—	3,434,809

Cost of sales:
Product	4,795,181	4,349,091	1,996,654	—	—
Service and supplies	5,867,759	3,343,102	774,274	—	—
Total Cost of sales:	10,662,940	7,692,193	2,770,928	—	—

Operating costs and expenses:
Research and development	6,684,465	5,474,220	5,522,772	10,882,796	14,541,873
Sales and marketing	4,791,684	4,188,939	2,305,110	1,753,499	1,025,315
General and administrative	7,388,863	6,676,665	5,699,356	5,121,223	4,738,737
Total operating expenses	18,865,012	16,339,824	13,527,238	17,757,518	20,305,925

Operating loss	(27,111,893)	(22,540,554)	(15,999,500)	(17,757,518)	(16,871,116)
Other income and expense, net	(466,084)	258,076	294,956	515,892	1,159,961

Income tax expense	(105,512)	—	—	—	—

Net loss	$(27,683,489)	$(22,282,478)	$(15,704,544)	$(17,241,626)	$(15,711,155)

Net loss per share(2)	$(0.93)	$(0.79)	$(0.65)	$(0.94)	$(0.93)

Weighted average shares outstanding(2)	29,825,659	28,218,819	24,301,029	18,418,410	16,934,532

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$31,116,769	$20,175,097	$11,509,757	$11,249,935	$19,121,697
Working capital	32,611,166	20,392,362	11,872,340	10,548,397	16,636,100
Total assets	52,945,441	29,638,151	16,509,492	14,454,503	22,188,020
Long-term liabilities(3)	13,754,784	177,253	147,644	159,061	158,444
Accumulated deficit	(156,612,489)	(128,929,000)	(106,646,522)	(90,941,978)	(73,700,352)
Total stockholders’ equity	31,007,431	23,128,062	13,647,629	12,603,629	19,349,018

(1)   The Company commenced commercial activities during the quarter ended September 30, 2002 and was no longer considered to be in the development stage.

(2)   Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

(3)   Consists primarily of long term notes payable and a long-term relocation reserve to cover costs associated with moving PHDs from one patient to another.

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

We also lease the PHD System to customers on a short-term basis (12 months or less) and long-term basis (up to 24 months) and recognize revenue on these operating leases on a straight-line basis over the lease term.   We have no contracts with distributors and sell our product directly to our customers through our own sales force.

Accrued liabilities and contingencies

We are required to make certain estimates and assumptions that affect the amounts recorded as accrued liabilities and contingencies.  We base our estimates on historical experience and on various other factors, such as changing business conditions and management expectations, that we believe to be reasonable to determine the amount of accrued liabilities and contingencies to be recorded.  If actual results differ from these estimates, additional expenses might be recorded.

Net deferred tax assets valuation

We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income.  In assessing the appropriateness of our valuation, assumptions and estimates are required such as our ability to generate future taxable income.  In the event that we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase our income in the period such determination was made.   Given our historical losses and uncertainty with respect to our ability to generate taxable income, we have established a full valuation allowance at December 31, 2004 and 2003 to reduce the net deferred tax asset to zero.

Valuation of Inventories

Inventories are stated at the lower of weighted average cost or market.  The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.  Management performs periodic assessments to determine the existence of obsolete inventory or to determine if there has been a decline in the market value of inventory, and records necessary provisions to reduce such inventory to the net realizable value.

Contractual Obligations

The following table reflects a summary of our contractual cash obligations as of December 31, 2004:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More Than 5 Years
Long-Term Debt	$16,100,000	$-0-	$-0-	$16,100,000	$-0-
Short-Term Line of Credit	3,400,000	3,400,000	-0-	-0-	-0-
Operating Leases	3,204, 764	437,256	796,258	902,625	1,068,625
Royalties	1,777,255	251,667	500,000	500,000	525,588
Purchase Obligations	3,894,949	3,894,949	-0-	-0-	-0-
Total Contractual Cash Obligations	$28,376,968	$7,893,872	$1,296,258	$17,502,625	$1,594,213

We have a contractural obligation with the manufacturer of the PHD System to purchase additional parts at a total cost of approximately $3.9 million.  We have placed a deposit with the vendor for $3.4 million as of December 31, 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in applicable SEC rules, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The forward –looking statements made in this report speak only as of the date that they are made.  We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net loss for the year ended December 31, 2004 was $27.7 million ($0.93 per share), compared with $22.3 million ($0.79 per share), for the year ended December 31, 2003.

Our cost to manufacture the PHD system exceeds its selling price, and our cost to service and supply active machines on a per-unit basis exceeds the per-unit revenue generated by those machines.  The first full year in which we recorded sales was 2003.  As volumes increased from seven active machines at year-end 2002, to 67 active machines at year-end 2003 and 118 active machines at year-end 2004, our net loss has also increased.  We expect to rely primarily on reductions in the production and service costs of the PHD System in order to realize a positive gross margin on sales.  We completed cost reductions to the PHD System in late 2003 that reduced the cost of the machine from approximately $60,000 to approximately $45,000.  We plan to redesign the PHD system, and when the new design is manufactured, we anticipate it will have a cost below the current selling price.  We continue to work diligently to achieve manufacturing and service cost reductions on the PHD System.  However, these cost reduction plans and efforts may not be successful, and we may not be able to achieve a positive gross margin on product sales or service of the PHD System in the future.

Additional details as to our financial performance are discussed below.

Clinic Partnership Agreements.  We added 14 clinic partnership agreements in the year ended December 31, 2004, bringing the total number of signed partnership agreements to 44.  A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement.  In order to qualify for Medicare reimbursement, the customer is required to become home certified.  We provide training to the clinics, which then provide training to patients.  We are available to support clinics or patients 24 hours a day, seven days a week.

Revenue.  For the year ended December 31, 2004, revenue was $2.4 million, a 60% increase from revenue of $1.5 million for the year ended December 31, 2003.  Product revenue of $1.5 million resulted from the sale of 27 PHD Systems and rental revenue on 71 units.  This is an increase of $0.3 million, or 25%, over 2003 when 28 machines were sold and there were 31 rental units and product revenue was $1.2 million.

Twenty-one of the product sales recorded in fiscal 2004 were for PHD Systems sold in the United States.  Six sales were made in the United Kingdom.  The sales recorded were made pursuant to an agreement with a third party leasing provider who leases directly to the dialysis provider.

We also recognized revenue under short-term and long-term operating leases in 2004. We placed 39 units under operating leases, 38 in the United States and one in the United Kingdom.  We maintain ownership of the units and classify them as fixed assets.  Depreciation expense is recorded monthly. Revenue from product sales and rentals in the United States and United Kingdom for the year ended December 31, 2004 was $1.2 million and $0.3 million, respectively. For the year ended December 31, 2003 revenue from product sales and rentals in the United States and United Kingdom was $1.1 million and $0.1 million, respectively.

Our largest customers, the Northwest Kidney Center, Dialysis Centers of Lincoln and Berkshire Dialysis Center, accounted for 24%, 10% and 9%, respectively of our revenues (by dollar volume) for fiscal year 2004.

Service and supplies sold during fiscal 2004 specifically relate to the PHD Systems in use.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week.  Service and supplies revenue totaled $958,000 for fiscal 2004, an increase of $659,000, or 220%, from $299,000 in 2003.  The increase in revenue is attributed to the growth in product placement and service and supply agreements. Service and supplies revenue in the United States and United Kingdom for the year ended December 31, 2004 was $851,000 and $107,000, respectively. For the year ended December 31, 2003 service and supplies revenue in the United States and United Kingdom was $275,000 and $24,000, respectively.

We are not dependent upon reimbursement from insurance providers as a source of revenue.  Rather, we generate revenue from dialysis centers, which provide dialysis services through the use of the PHD System.  The dialysis center is reimbursed on a per treatment basis by the insurance provider.  Accordingly, reimbursement rates may influence customers’ demand for our product and our pricing of the PHD System and related supplies and service.

Cost of sales.  Total cost of sales for fiscal 2004 was $10.7 million compared to $7.7 million in fiscal 2003, an increase of $3.0 million or 39%.  Product cost of sales for 2004 were $4.8 million compared to $4.3 million in 2003, an increase of $0.5 million or 12%.  Included in product cost of sales for 2004 is an inventory adjustment in the amount of $0.6 million, in order to value the PHD machines in inventory at the lower of cost or market. The 2003 inventory cost adjustment was $1.4 million.  The number of units manufactured decreased from 127 in 2003 to 83 in 2004.  During 2004 we determined that we had sufficient inventory on hand to meet demand and reduced production accordingly.   Depreciation expense on rental machines increased to $0.5 million for the year ended December 31, 2004 from $0.1 million in 2003, an increase of $0.4 million or 400%.  Six finished machines that will be used in a future research study were expensed to product cost of sales in the quarter ended December 31, 2004 at a cost of $0.2 million.  Other product cost of sales increased by $0.9 million in 2004 compared to 2003, to $2.5 million from $1.6 million.  A portion of the increase, $0.1 million, is due to potential obsolescence of parts purchased by the manufacturer of the PHD system. An additional $0.7 million is due to a reserve established in the quarter ended December 31, 2004 for replacement of major components of machines already produced.  The remainder of the increase is due to increases in freight and royalties.

Service and supplies costs were $5.9 million in 2004, a $2.6 million or 79% increase from $3.3 million in 2003.  The increase is due to additional units in service during the current year compared to the prior year. The cost of consumable supplies and replacement parts increases with additional units in service. The cost of field service personnel to install and service the PHD machines and for clinical support staff necessary to train the customers’ nursing staff is also related to the number of units in service.  These personnel costs increased $1.1 million during the year ended December 31, 2004 compared to 2003. In addition, a $0.3 million reserve for potentially obsolete supplies was recorded during the year ended December 31, 2004.

Research and development expenses.   For the year ended December 31, 2004, research and development expenses increased 22% to $6.7 million from  $5.5 million for the year ended December 31, 2003. The increase of $1.2 million in 2004 was primarily attributable to product enhancement and improvement, and new product development of the next generation of home dialysis machines.

Sales and marketing expenses.   During 2004, sales and marketing expenses increased 14% or $0.6 million, to $4.8 million in 2004, from $4.2 million in 2003.  The increase is attributable to personnel additions, advertising and marketing promotions in 2004 associated with the scaling up of the commercialization of the PHD System.

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002 was $720,000, $608,000 and $223,000, respectively.

General and administrative expenses.   For the year ended December 31, 2004, general and administrative expenses increased $0.7 million to $7.4 million, a 10% increase from $6.7 million for the year ended December 31, 2003.  The increase is primarily a result of the costs incurred to comply with Sarbanes-Oxley.  We also experienced an increase in insurance expenses in 2004 compared to 2003.

Interest income and expense.  For the year ended December 31, 2004, interest income was $0.7 million, an increase of $0.4 million or 133% from the year ended December 31, 2003.  The increase is due to higher cash and investment balances in 2004 than 2003. Interest expense was $1.1 million for the year ended December 31, 2004, compared with no interest expense in 2003.  Interest expense consisted primarily of the amortization of debt discount on the Durus notes payable.

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

Our largest customers, the Northwest Kidney Center, Dialysis Centers of Lincoln, Berkshire Medical Dialysis Center and Satellite Healthcare, Inc. accounted for 31%, 13%, 12%, and 11% respectively of our revenues (by dollar volume) for fiscal 2003.

Service and Supplies revenue totaled $299,000 for fiscal 2003, an increase of $277,000, or 1259%, from $22,000 in 2002.  The increase in revenue is attributed to the growth in product placement and service and supply agreements.

Cost of sales.   Total cost of sales for fiscal 2003 was $7.7 million compared to $2.8 million  in fiscal 2002, an increase of 175%.  Product cost of sales for 2003 were $4.3 million compared to $2.0 million in 2002, an increase of $2.3 million or 115%.  The increase is due to additional machines produced and sold during 2003.  Specifically, 127 machines were produced in 2003 and 71 machines were produced during 2002.  Included in product cost of sales is an inventory adjustment in the amount of $1.4 million, in order to value the PHD machines in inventory at the lower of cost or market. The 2002 inventory cost adjustment was $1.3 million.  While the number of units produced has increased, the production cost per unit decreased during 2003.

Service and supplies costs were $3.3 million in 2003, a $2.5 million or 313% increase from $0.8 million in 2002.  The increase is due to additional units in service during the current year compared to the prior year.  The majority of these costs are for field service personnel to install and service the PHD machines and for clinical support staff necessary to train the customers’ nursing staff.

Research and development expenses.   For the year ended December 31, 2003, research and development expenses were unchanged at $5.5 million compared to the year ended December 31, 2002. There was a slight increase of $0.9 million in 2003 primarily attributable to the donation of two PHD units to be used for clinical research, offset by lower new product development costs.

Sales and marketing expenses.   During 2003, sales and marketing expenses increased 83% or $1.9 million, to $4.2 million in 2003, from $2.3 million in 2002.  The increase is attributable to personnel additions and other costs in 2003 associated with the scaling up of the commercialization of the PHD System.

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2003 and 2002 was $608,000 and $223,000, respectively.

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

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through public and private sales of equity securities and proceeds from our settlement with the Durus fund.  At December 31, 2004, we had cash and cash equivalents of $9.4 million, short-term investments of $21.7 million, long term available for sale investments of $7.6 million and restricted long-term investments of $0.6 million.  We believe that inflation generally has not had a material impact on our operations or liquidity to date.

Net cash used in operating activities was $31.4 million in fiscal 2004 compared to $21.4 million in fiscal 2003 and $16.2 million in fiscal 2002.  The increase in 2004 compared to 2003 is primarily due to an increase in the annual net loss of $5.4 million, an increase in deposits with vendors of $3.3 million, and a decrease in accounts payable and accrued liabilities of $2.7 million partially offset by a decrease in inventory of $0.3 million.  The increase in the net loss, which includes $1.1 million in non-cash interest expense,  is due to increased units in service at a loss on each unit, increased spending to improve PHD performance and develop new products, and an increase in sales and marketing activities.  The increase in deposits with vendors relates to a deposit of $3.4 million paid to the manufacturer of the PHD System for parts purchased on our behalf to be used in future production, pursuant to our agreement with that vendor.  Accounts payable decreased $3.3 million in 2004 compared to 2003 due to increased PHD production in the last quarter of 2003.  Payment for these machines was not made until 2004.  Accrued and other liabilities increased in 2004 by $0.6 million compared to 2003.  This increase is due to a reserve established in the quarter ended December 31, 2004 for replacement of major components of machines already produced.  The decrease in inventory of $0.3 million in 2004 compared to 2003 is attributable to a decrease in the market value of finished units on hand at December 31, 2004 compared to 2003 and a decrease in spare parts inventory.  Other sources and uses of cash were consistent in 2004 compared to 2003.

Net cash used in investing activities was $27.0 million in fiscal 2004 compared to cash provided of $4.2 million in fiscal 2003.  In 2003, we used cash from investments to fund operations.  In 2004 we invested the proceeds from the Durus settlement in investment grade securities.   Net cash provided by financing activities was $52.4 million and

$31.6 million in fiscal years 2004 and 2003, respectively.  Cash provided from financing activities resulted from the Durus settlement in 2004 and issuance of common stock in 2003.

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

Recent Financing Activities

Durus Settlement.  In February 2004, we settled all our outstanding claims against Durus Life Sciences Master Fund Ltd. and other defendants for an aggregate payment to us of $48.7 million, which includes the purchase by certain defendants of $16.1 million of unsecured subordinated promissory notes and an earlier $4.6 million payment to settle claims under Section 16(b) of the Securities Exchange Act of 1934.  We had filed a lawsuit in August 2003 after learning that Durus Life Sciences Master Fund Ltd. (the “Durus fund”), Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital Management (N.A.), LLC (“Durus Capital (N.A.)”) and Artal Long Biotech Portfolio LLC (the “Artal fund”) had acquired over 70% of our outstanding common stock.  We refer to the Durus fund, Mr. Sacane, Durus Capital, Durus Capital (N.A.) and the Artal fund collectively as “defendants” and individually as a “defendant.”

Background to the Litigation.  In April 2003, we entered into an agreement with Mr. Sacane and Durus Capital relating to shares of our common stock they then controlled through the Durus fund (the “April 2003 Agreement”).  We entered into the April 2003 Agreement after we learned that certain of the defendants had accumulated a position in our common stock in excess of the 15% ownership level that would potentially trigger our Shareholder Rights Agreement.

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

After the close of business on July 24, 2003, Mr. Sacane informed us that he, together with the other defendants, had accumulated in excess of 19 million shares of our common stock in transactions he described as inadvertent.  In a Schedule 13D filed with the SEC on July 28, 2003, the defendants disclosed that they owned 21,831,218 shares, or approximately 73%, of our then-outstanding common stock.  The Durus fund owned 21,333,118 of these shares and the Artal fund owned 498,100.

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

In January 2004, we settled the Section 16b claim against the defendants for $4.6 million.  In February 2004, we settled all other claims against the defendants, and received as part of that settlement an additional $34.1 million in cash, of which $16.1 million was in exchange for unsecured subordinated promissory notes. In May 2004 we received a final payment of $10.0 million in connection with the effectiveness of a registration statement we filed with the SEC covering the securities owned by the Durus fund and the Artal fund.

Summary of the Settlement.  Pursuant to the settlement agreement, the Durus fund, among other things, agreed to pay us $28 million in cash (in addition to the $4.6 million paid by the Durus fund in respect of the Section 16b claim) to settle the remaining claims in our lawsuit and release any other potential claims against the defendants.  In addition, the defendants agreed that they would not seek to exercise control over the Company and that they would not hold the shares of our common stock with the purpose or intent of changing or influencing the control or management of the Company.  In furtherance of this agreement, the Durus fund and the Artal fund agreed to execute irrevocable proxies directing that the shares of our common stock that they own be voted in proportion to the votes cast by all other holders of our common stock (other than the defendants) in all stockholder votes after the 2004 annual meeting.  The authority granted by the proxies continues until the defendants’ aggregate ownership of our common stock decreases below 15%, provided that once the defendants’ aggregate ownership of our common stock decreases below 50% of the outstanding stock, the authority granted by the proxies will apply only to those shares of common stock owned by the defendants in the aggregate in excess of 14.99% of our outstanding common stock.  Based on information contained in a Schedule 13D filed by the Durus fund with the SEC, we believe the Durus fund owns 21,498,118 shares of our common stock (which includes 281,454 shares issuable upon exercise of immediately exercisable warrants), representing approximately 72% of the outstanding shares of our common stock.  Mr. Sacane, Durus Capital and Durus Capital (N.A.) have represented to us that they do not own any shares of our common stock, other than indirect interests in the shares of our common stock owned by the Durus fund, and that they do not have voting or dispositive power over any of the shares owned by the Durus fund or the Artal fund.  Pursuant to the settlement agreement, a representative of the Durus fund will have the opportunity to meet with our board of directors before or after each regular board meeting.  In addition, we have amended our Rights Agreement to conditionally exempt the defendants therefrom.

As part of the settlement, we entered into a registration rights agreement with the Durus fund and the Artal fund whereby we agreed to use reasonable best efforts to register the shares held by them in one or more shelf registration statements and to keep these registration statements(s) effective for two years (the “effective period”), subject to extension in the event that (1) we issue a blackout notice pursuant to the terms of the agreement (in which case the effectiveness period will be extended by the duration of such blackout), (2) the SEC imposes a stop order on the registration statement(s) or the registration statement(s) otherwise become ineffective (in which case the effectiveness period will be extended by the duration of such stop order or period of ineffectiveness), (3) we experience a material adverse event related to certain FDA matters or similar government regulatory matters (in which case the effectiveness period will be extended for up to 180 days) or (4) we effect the registration of our common stock for our own account or the account of another third party (in which case the effectiveness period will be extended for up to 180 days).  We filed a registration statement pursuant to the registration rights agreement on April 12, 2004.  The SEC declared this registration statement effective on May 17, 2004.  The Durus fund has agreed that it will reduce its ownership of our common stock over time and that its position in our common stock will be under 15% by the end of the effective period.  During the first year of the effective period, we may not effect the registration of any shares of our common stock without the Durus fund’s consent.  We have agreed to pay the first $500,000 of expenses associated with the registration of the Durus fund’s and the Artal fund’s shares.  The Durus fund and the Artal fund will pay all fees and expenses of their counsel, all underwriting discounts and commissions, and any of our expenses in excess of $500,000.  The registration rights agreement also contains customary indemnification provisions.

We have also entered into a note purchase agreement with the Durus fund and the Artal fund whereby the Durus fund and the Artal fund purchased approximately $15.8 million and $0.3 million, respectively, of unsecured subordinated promissory notes (the “Notes”) from us.  The Notes are subordinated and junior in right of payment to all of our creditors, including trade creditors, and do not bear interest.  We may repay the notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock, we may repay the Notes in stock.  Any stock issued in repayment of the Notes will be subject to registration rights pursuant to the registration rights agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If we elect to repay the Notes in stock, the number of shares that we must deliver for payment will be determined based on the average of the closing prices of our common stock on the Nasdaq National Market over the twenty trading days preceding our election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, we are required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) our stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount repaid.

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

Financing Needs

We estimate that during fiscal 2005 we will spend approximately $30 to $32 million for operations, including U.S. and international commercialization activities of the PHD System. We expect to continue to invest in commercialization of the PHD System.  We believe that cash and marketable investments of $38.7 million as of December 31, 2004 are sufficient to finance our commercial and operating plans through December 31, 2005.  We currently have no committed sources of, or other arrangements with respect to, additional financing.

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

We have not generated taxable income to date.  At December 31, 2004, the net operating losses available to offset future taxable income were approximately $129.7 million.  Because we have experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce federal income tax liabilities.   Given our historical losses and uncertainty with respect to our ability to generate taxable income, management has established a full valuation allowance at December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005.  The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method.  Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date.  Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error (and are disclosed accordingly).  For periods after the date of adoption of the proposed standards, the modified prospective transition method described above would be applied. Aksys has not determined the effect of the new standard on earnings; however, expense under the new standard could be higher.  The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, and therefore the effect on diluted earnings per share could change. Aksys has not determined an adoption date and has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results from operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our investments are not made for trading purposes.  Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.   Interest rate risk with respect to our investments is not significant as substantially all of such investments are in short-term U.S. dollar cash equivalents, which are by their nature less sensitive to interest rate movements, or invested in short-term securities that are held to maturity. The one security that is classified as available for sale has an interest rate that is reset monthly.  Therefore, the market value of the security does not experience significant fluctuations.  Imputed interest on the long-term notes payable was calculated using an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation.   We have a line of credit facility with a commercial bank with interest payable monthly at 75 basis points above the bank’s prime rate or LIBOR.  Because of our current cash position and ability to repay the balance on the line of credit we are not subject to financial risk on this obligation if interest rates in the market change significantly.  A 1% change in interest rates would not have a material effect on our results of operations.

Exchange Rate Risk

We have a sales office in the United Kingdom, and therefore transact a portion of our business in British pounds.    A 10% change in the exchange rate of the U.S. dollar with respect to the British pound would not have a material effect on our financial condition or results of operations.  We do not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements and Schedules:
•	Consolidated Balance Sheets at December 31, 2004 and 2003
•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2004, 2003 and 2002
•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2004, 2003 and 2002
•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2004, 2003 and 2002
•	Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

The management of Aksys, Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting. Aksys Ltd.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Aksys, Ltd. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Aksys, Ltd.’s independent registered public accounting firm, KPMG LLP has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aksys, Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Aksys, Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aksys, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Aksys, Ltd. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aksys, Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Aksys, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aksys, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aksys, Ltd.:

We have audited the accompanying consolidated balance sheets of Aksys, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Aksys Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aksys, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aksys, Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois
March 16, 2005

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$9,419,324	$15,397,453
Short-term investments	15,030,779	4,777,644
Restricted short-term investments	6,666,666	—
Accounts receivable, less allowance for doubtful accounts of $14,739 at December 31, 2004 and 2003	233,406	338,432
Other receivables	125,373	5,076
Inventories	5,716,320	5,995,438
Prepaid expenses	134,739	101,614
Deposits with vendors	3,467,785	109,541
Total current assets	40,794,392	26,725,198

Long-term investments	7,568,475	—
Restricted long-term investments	600,000	600,000
Leased assets, net	2,390,831	1,132,533
Property and equipment, net	1,533,091	1,139,774
Other assets	58,652	40,646
Total assets	$52,945,441	$29,638,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,635,050	$4,940,329
Accrued liabilities	2,853,257	1,298,008
Deferred revenue	253,575	65,813
Short-term line of credit	3,400,000	—
Other liabilities	41,344	28,686
Total current liabilities	8,183,226	6,332,836

Other long-term liabilities	117,014	177,253
Notes payable	13,637,770	—
Total liabilities	21,938,010	6,510,089

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding in 2004 and 2003	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,891,537 and 29,800,904 shares issued and outstanding in 2004 and 2003, respectively	298,915	298,009
Additional paid-in capital	187,248,679	151,738,776
Accumulated other comprehensive income	72,326	20,277
Accumulated deficit	(156,612,489)	(128,929,000)
Total stockholders’ equity	31,007,431	23,128,062
	$52,945,441	$29,638,151

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenue:
Product	$1,457,704	$1,192,706	$276,680
Service and supplies	958,355	298,757	21,986
Total revenue	2,416,059	1,491,463	298,666

Cost of sales:
Product	4,795,181	4,349,091	1,996,654
Service and supplies	5,867,759	3,343,102	774,274
Total cost of sales	10,662,940	7,692,193	2,770,928

Operating expenses:
Research and development	6,684,465	5,474,220	5,522,772
Sales and marketing	4,791,684	4,188,939	2,305,110
General and administrative	7,388,863	6,676,665	5,699,356
Total operating expenses	18,865,012	16,339,824	13,527,238

Operating loss	(27,111,893)	(22,540,554)	(15,999,500)

Other income and expense:
Interest income	664,454	258,076	294,956
Interest expense	(1,130,538)	—	—
Total other income and expense	(466,084)	258,076	294,956
Net loss before income tax expense	(27,577,977)	(22,282,478)	(15,704,544)
Income tax expense	(105,512)	—	—

Net loss	$(27,683,489)	$(22,282,478)	$(15,704,544)

Net loss per share, basic and diluted	$(0.93)	$(0.79)	$(0.65)

Weighted average shares outstanding	29,825,659	28,218,819	24,301,029

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

	Common stock		Additional paid-in capital	Accumulated other comprehensive income(loss)	Accumulated deficit	Comprehensive income(loss)	Total stockholders’ equity
	Shares	Amount

Balance at December 31, 2001	22,097,524	220,975	103,313,209	11,423	(90,941,978)		12,603,629

Comprehensive loss:
Net loss					(15,704,544)	(15,704,544)	(15,704,544)
Foreign currency translation adjustment				(2,920)		(2,920)	(2,920)
Comprehensive loss						(15,707,464)

Issuance of common stock	3,325,636	33,257	16,507,779				16,541,036
Exercise of stock options	52,098	521	85,135				85,656
Issuance of shares to Employee Stock Purchase Plan	24,839	248	124,524				124,772

Balance at December 31, 2002	25,500,097	255,001	120,030,647	8,503	(106,646,522)		13,647,629

Comprehensive loss:
Net loss					(22,282,478)	(22,282,478)	(22,282,478)
Foreign currency translation adjustment				11,774		11,774	11,774
Comprehensive loss						(22,270,704)

Issuance of common stock	4,133,529	41,335	30,879,499				30,920,834
Exercise of stock options	148,310	1,483	700,319				701,802
Issuance of shares to Employee Stock Purchase Plan	18,968	190	128,311				128,501

Balance at December 31, 2003	29,800,904	$298,009	$151,738,776	$20,277	$(128,929,000)		$23,128,062

Comprehensive loss:
Net loss					(27,683,489)	(27,683,489)	(27,683,489)
Unrealized gain on investments				12,219		12,219	12,219
Foreign currency translation adjustment				39,830		39,830	39,830
Comprehensive loss						(27,631,440)

Contribution from legal settlement			35,148,669				35,148,669
Issuance of common stock	56,308	563	182,438				183,001
Exercise of stock options	2,254	23	15,440				15,463
Issuance of shares to Employee Stock Purchase Plan	32,071	320	163,356				163,676

Balance at December 31, 2004	29,891,537	$298,915	$187,248,679	$72,326	$(156,612,489)		$31,007,431

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(27,683,489)	$(22,282,478)	$(15,704,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829,955	565,006	566,285
Non-cash interest expense	1,086,082	—	—
Issuance of stock in exchange for services received	—	154,570	35,007
Changes in assets and liabilities:
Accounts receivable	105,026	(211,621)	(126,811)
Other receivables	(120,297)	125,053	101,759
Inventories	279,118	(3,313,747)	(2,681,691)
Prepaid expenses and other assets	(51,131)	8,877	(67,786)
Deposits with vendors	(3,358,244)	(97,543)	688,002
Accounts payable	(3,305,279)	2,968,973	913,447
Deferred revenue	187,762	64,487	1,326
Accrued and other liabilities	647,498	626,540	93,295
Net cash used in operating activities	(31,382,999)	(21,391,883)	(16,181,711)

Cash flows from investing activities:
Purchases of investments	(47,253,385)	(17,659,774)	(25,406,457)
Proceeds from maturities of investments	22,777,328	23,438,108	16,040,000
Purchases of equipment leased to others	(1,609,880)	(959,125)	(280,000)
Purchases of property and equipment	(871,690)	(580,219)	(174,924)
Net cash provided by (used in) investing activities	(26,957,627)	4,238,990	(9,821,381)

Cash flows from financing activities:
Proceeds from short-term line of credit	3,400,000	—	—
Proceeds from issuance of notes payable	16,100,000	—	—
Proceeds from issuance of common stock	362,140	31,596,567	16,716,457
Proceeds from Durus settlement	32,500,357	—	—
Net cash provided by financing activities	52,362,497	31,596,567	16,716,457

Net increase (decrease) in cash and cash equivalents	(5,978,129)	14,443,674	(9,286,635)
Cash and cash equivalents at beginning of year	15,397,453	953,779	10,240,414
Cash and cash equivalents at end of year	$9,419,324	$15,397,453	$953,779

Supplemental information relating to net cash flows from operating activities:
Cash paid for interest expense	$44,455	$—	$—
Cash paid for income taxes	105,512	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements in order to conform to the 2004 presentation.

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

(c) Cash Equivalents

Cash equivalents of $8,331,692 and $15,247,962 at December 31, 2004 and 2003, respectively, consist of certain highly liquid investments with maturities of less than three months when purchased.

(d) Investment Securities

As of December 31, 2004 and 2003 all investments consisted of certificates of deposit, U.S. government securities, U.S. government agency securities and investment grade corporate debt securities, each with a term less than or equal to five years.

The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

The Company classifies its debt securities in one of two categories: held-to-maturity or available-for-sale.  Held-to-maturity debt securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities are classified as available-for-sale.

Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other accumulated comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

The majority of short and long-term investments are classified as held-to-maturity because the Company has the ability and intent to hold these securities until maturity. At December 31, 2004, the one exception is a long-term U.S. government agency security with a market value of approximately $7.6 million that is classified as available-for-sale. Monthly changes to the market value of this security are included in other accumulated comprehensive income for this investment.  As of December 31, 2003 there were no investments classified as available-for-sale.

(e) Inventories

Inventories are stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.

(f) Long-Lived Assets

Property, equipment and leased assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.  The Company leases PHD Systems to customers on a short-term basis (12 months or less) or long-term basis (up to 24 months).  Leased assets include PHD Systems currently under operating leases and machines held for future leases.  Additions and improvements are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. PHD machines used as sales demonstration models or for internal training are transferred from inventory to equipment and depreciated over their useful life.

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards Board Statement 144, Accounting for the Impairment of Long-Lived Assets.  In accordance with Statement 144, long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and long-term basis (up to 24 months) and recognizes revenue on these operating system contracts on a straight-line basis over the lease term.  The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

Our largest customers, the Northwest Kidney Center, Dialysis Center of Lincoln and Berkshire Medical Dialysis Center accounted for 24%, 10% and 9%, respectively, of our revenues (by dollar volume) for fiscal year 2004.

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

(j) Computation of Net Loss per Share

Net loss per share is based on the weighted average number of shares outstanding with common equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. At December 31, 2004, 2003 and 2002, the number of common equivalent shares from stock options and warrants excluded from the computation were 2,800,111, 2,239,088 and 1,800,653, respectively.

(k) Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net losses if the fair value based method had been applied to all outstanding and unvested awards in each period.

		2004	2003	2002
Net loss as reported		$(27,683,489)	$(22,282,478)	$(15,704,544)
Add:	Total stock-based employee compensation expense determined under fair value based method for all awards	(2,129,274)	(1,779,380)	(1,947,769)

Pro forma net loss		$(29,812,763)	$(24,061,858)	$(17,652,312)
Loss per share as reported		$(0.93)	$(0.79)	$(0.65)
Pro forma loss per share		$(1.00)	$(0.85)	$(0.73)

(l) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005.  The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method.  Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date.  Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures currently required by SFAS No. 123.  A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error (and are disclosed accordingly).  For periods after the date of adoption of the proposed standards, the modified prospective transition method described above would be applied. The Company has not determined the effect of the new standard on earnings; however, expense under the new standard could be higher.  The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, and therefore the effect on diluted earnings per share could change. Aksys has not determined an adoption date and has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005.

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

(m) Translation of Foreign Currency

The Company follows the translation policy as provided by SFAS No. 52, “Foreign Currency Translation” in translating the financial statements of its operation in the United Kingdom from British pounds to U.S. dollars.  Accordingly, assets and liabilities are translated at the rate of exchange at the balance sheet date.  Income and expenses are translated at the average exchange rate prevailing throughout the year.   Resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity.

(n) Comprehensive Loss

The Company follows SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains or losses on available for sale securities.  Comprehensive loss is presented in the consolidated statements of stockholders’ equity.

(o) Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $720,000, $608,000 and $223,000, respectively.

(2)                                 Investments

The following is a summary of investments as of December 31, 2004 and 2003:

Long term available-for-sale securities at December 31, 2004

	Cost	Net Unrealized Holding Gain	Fair Market Value
U.S. Government Agency	$7,556,256	$12,219	$7,568,475

Short term held-to-maturity securities at December 31, 2004

	Amortized Cost	Gross Unrealized Holding Losses	Fair Market Value
Certificates of Deposit	$75,000	$0	$75,000
U.S Treasury	9,490,587	7,187	9,483,400
U.S. Government Agency	10,507,545	34,629	10,472,916
Investment Grade Corporate Debt	1,624,313	12,074	1,612,239
Total	$21,697,445	$53,890	$21,643,555

Short-term investments consisted of commercial paper, corporate bonds and U.S. Treasury securities at December 31, 2003 with a market value of $4,777,644 and amortized cost of $4,770,962.

The Company must maintain a minimum balance in its investment account as collateral for the line of credit.  The amount of collateral required is dependant on the type of investments in the account.  As of December 31, 2004, 90% of the value of restricted securities must cover the maximum available credit of $6.0 million. As of December 31, 2004, the Company has restricted $6.7 million of short-term investments in order to satisfy the line of credit collateral requirement.

In addition, at December 31, 2004 and 2003 the Company is required to hold a certificate of deposit in the amount of $600,000 as a security deposit on the building lease.  This certificate of deposit is classified as a restricted long-term investment.

(3)                                 Inventories

Inventories at December 31, 2004 and December 31, 2003, respectively, are as follows:

	2004	2003
PHD machines – finished goods	$4,504,500	$4,780,000
PHD machines spare parts	876,396	918,557
Consumables	330,101	252,354
Raw materials	5,323	44,527
	$5,716,320	$5,995,438

The cost of producing the PHD System is currently in excess of its market price.  During the year ended December 31, 2004 and 2003, an inventory adjustment was recorded as product cost of sales in the amount of $567,681 and $1,431,079, respectively, in order to value the PHD machines produced and purchased during the year in inventory at the lower of cost or market.

During the year ended December 31, 2004, the Company established a reserve for excess and obsolete parts and consumables of $340,000.

(4)                                 Property, Equipment and Leased Assets

Property, equipment and leased assets at December 31, 2004 and 2003, respectively, are as follows:

	Estimated useful life	2004	2003
Leased assets	5 years	$2,847,673	$1,237,792
Furniture and fixtures	7 years	1,238,586	1,238,586
Leasehold improvements	10 years	1,146,511	1,146,511
Equipment	3-7 years	5,272,998	4,401,309
		10,505,768	8,024,198
Less accumulated depreciation and amortization		(6,581,846)	(5,751,891)

		$3,923,922	$2,272,307

Leased assets at December 31, 2004 were 2,847,673 with related accumulated depreciation of $456,842.  At December 31, 2003 leased assets were $1,237,792 with accumulated depreciation of $105,259.

(5)                                 Stockholders’ Equity

Durus Settlement.  In February 2004, we settled all our outstanding claims against Durus Life Sciences Master Fund Ltd. and other defendants.  We had filed a lawsuit in August 2003 after learning that Durus Life Sciences Master Fund Ltd. (the “Durus fund”), Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital Management (N.A.), LLC (“Durus Capital (N.A.)”) and Artal Long Biotech Portfolio LLC (the “Artal fund”) had acquired over 70% of our outstanding common stock.  We refer to the Durus fund, Mr. Sacane, Durus Capital, Durus Capital (N.A.) and the Artal fund collectively as “defendants” and individually as a “defendant.”

Backgound to the Litigation.  In April 2003, we entered into an agreement with Mr. Sacane and Durus Capital relating to shares of our common stock they then controlled through the Durus fund (the “April 2003 Agreement”).  We entered into the April 2003 Agreement after we learned that certain of the defendants had accumulated a position in our common stock in excess of the 15% ownership level that would potentially trigger our Shareholders Rights Agreement.

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

After the close of business on July 24, 2003, Mr. Sacane informed us that he, together with the other defendants, had accumulated in excess of 19 million shares of our common stock in transactions he described as inadvertent.  In a Schedule 13D filed with the SEC on July 28, 2003, the defendants disclosed that they owned 21,333,118 of these shares and the Artal fund owned 498,100.

In August 2003, we filed a lawsuit against the defendants in the United States District Court for the District of Connecticut.  Our lawsuit sought injunctive relief and damages arising from the defendants' alleged violation of federal securities law and the alleged breach of April 2003 Agreement.  In addition, our lawsuit sought recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934.

In January 2004, we settled the Section 16b claim against the defendants for $4.6 million.  In February 2004, we settled all other claims against the defendants, and received as part of that settlement an additional $34.1 million in cash, of which $16.1 million was in exchange for unsecured subordinated promissory notes.  In May 2004 we received a final payment of $10.0 million in connection with the effectiveness of a registration statement we filed with the SEC covering the securities owned by Durus fund and the Artal fund.

In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes (“Notes”) and the earlier $4.6 million payment to settle claims under Section 16.  As of June 30, 2004, the Company had received the full $48.7 million.  Under the Registration Rights Agreement between the Company and the Durus Fund, the Company agreed to pay up to $500,000 in costs with respect to any Shelf Registration required to sell the shares held by Durus.

During the quarter ended September 30, 2004 the Company accrued $500,000 for services provided by an investment banking firm in relation to the Durus settlement.

The $10.0 million received during the second quarter, and the $22.6 million cash payment received in the first quarter, were considered to be capital contributions and were recorded as an increase to additional paid-in capital.  The Company also entered into a note purchase agreement with the Durus fund and the Artal fund whereby the Durus fund and the Artal fund purchased approximately $15.8 million and $0.3 million, respectively, of unsecured subordinated promissory notes (the “Notes”) from us.  The Notes are subordinated and junior in right of payment to all of our creditors, including trade creditors, and do not bear interest. The Company imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.  The Company may repay the notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock, the Company may repay the Notes in stock.  Any stock issued in repayment of the Notes will be subject to registration rights pursuant to the registration rights agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If the Company elects to repay the Notes in stock, the number of shares that must be delivered for payment will be determined based on the average of the closing prices of Aksys, Ltd. common stock on the Nasdaq National Market over the twenty trading days preceding the Company’s election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, the Company is required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) our stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount repaid.

On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited (“Kingsbridge”).  This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002.  Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company could sell common stock at its sole discretion over a 24-month period on a “when and if needed” basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement.  During the year ended December 31, 2003, the Company issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15.0 million in proceeds.  The Company received $1,150,000 when Kingsbridge exercised 200,000 warrants to purchase common stock at $5.75 per share in 2003.  As of December 31, 2003 the Company had fully drawn the equity line with Kingsbridge and did not currently have a similar arrangement with Kingsbridge or any other entity.

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

On May 10, 2002, the Company completed a private placement to institutional investors of 3,319,396 shares of its common stock, at a per share price of $5.29, resulting in gross proceeds of approximately $17.6 million.  After offering costs, net proceeds to the Company were approximately $16.5 million.  The shares were sold with the assistance of U.S. Bancorp Piper Jaffray (“Piper Jaffray”).  As the placement agent, Piper Jaffray received fees of approximately $1.1 million.

During 2003 and 2002, the Company issued 28,764 and 6,240 shares respectively of common stock at a fair value of $154,570 and $35,007 in exchange for services rendered.  There were no similar stock issuances in 2004.

(6)                                 Stock Option Plans

The Company established a nonqualified stock option plan in 1993 (the “1993 Stock Option Plan”), which provides for the granting of options to purchase shares of the Company’s common stock to the employees, scientific advisory board members, other associates, and members of the board of directors.  In March 1996, the Company established the 1996 Stock Awards Plan (together with the 1993 Stock Option Plan, the “Stock Plans”) to provide incentive awards to directors, employees and other key individuals in the form of stock options, SARs, restricted stock and performance grants.  Options vest over various periods as set forth in agreements relating to a particular option grant and expire as determined by the board on an individual basis, but not to exceed 10 years.  At the time the 1996 Stock Awards Plan was established, the 1993 Stock Option Plan was terminated, except with respect to options then outstanding.  At December 31, 2004, 3,276,150 shares of common stock have been reserved for issuance under the Stock Plans, including 1,224,969 shares available for future grants under the 1996 Stock Awards Plan.

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $5.17, $4.63 and $5.16, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2004 – expected dividend yield of 0%, expected volatility of 97.41%, risk-free interest rate averaging 2.28% and an expected life of 5 years; 2003 – expected dividend yield of 0%, expected volatility of 65.05%, risk-free interest rate averaging 2.07% and an expected life of 5 years; 2002 - expected dividend yield of 0%, expected volatility of 131%, risk-free interest rate of 1.20%, and an expected life of 5 years.

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2001	1,318,916	$6.7943
Granted	383,882	6.0013
Exercised	(52,098)	1.6441
Canceled	(277,490)	9.5136

Balance at December 31, 2002	1,373,210	6.2186
Granted	274,000	8.2601
Exercised	(148,310)	4.7985
Canceled	(65,050)	6.7274

Balance at December 31, 2003	1,433,850	6.7325
Granted	683,035	7.0004
Exercised	(2,254)	7.3088
Canceled	(63,450)	6.9803

Balance at December 31, 2004	2,051,181	$6.8135

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price

$0.25 to $3.99	1,150	0.3 years	$0.2533	1,150	$0.2533
$4.00 to $5.00	110,255	5.9 years	$4.6056	81,505	$4.6023
$5.01 to $6.00	762,263	5.7 years	$5.3277	585,718	$5.3519
$6.01 to $7.50	729,847	8.3 years	$6.6356	264,466	$6.4619
$7.51 to $16.75	447,666	6.4 years	$10.1941	287,604	$10.0186
$0.25 to $16.75	2,051,181			1,220,443

(7)                                 Employee Benefit Plans

In 1995 the Company adopted a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all full-time employees.  The 401(k) Plan provides a match of 100% of the employees’ contributions up to 2% of an employee’s salary.  Total expense for the years ended December 31, 2004, 2003 and 2002 was $115,201, $85,370 and $62,521, respectively.

On March 4, 1996, the Company established the 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) covering all employees.  The 1996 Stock Purchase Plan allowed employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions.

On April 26, 2001, the Company established the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”) covering all employees.  The 2001 Stock Purchase Plan superceded the Company’s 1996 Stock Purchase Plan.  The 2001 Stock Purchase Plan allows employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions.  There are four plan periods in each calendar year, with each such plan period corresponding with a calendar quarter.  Market price is calculated as the fair market value of the common stock as of the last trading day of such plan period less the discount to the market.  A total of 250,000 shares of common stock were reserved for issuance under the 2001 Stock Purchase Plan.  Total shares issued based on payroll withholdings for the years ended December 31, 2004, 2003 and 2002 were 37,738 (9,738 issued January 2005), 16,394 (4,071 issued January 2004) and 24,358 (6,645 issued January 2003), respectively.  As of December 31, 2004, there are 140,807 shares remaining under the 2001 Stock Purchase Plan.

(8)                                 Stockholder Rights Plan

On October 28, 1996 the Company adopted a stockholder rights plan and declared a dividend to be made to stockholders of record on November 8, 1996 of one preferred share purchase right on each outstanding share of the Company’s common stock.  The stockholder rights plan was adopted to preserve for the stockholders of the Company the long-term value of the Company in the event of a takeover of the Company or the purchase of a significant block of the Company’s common stock and to protect the Company and its stockholders against coercive takeover tactics.  Prior to the time the rights become exercisable, the rights will be evidenced by the certificates representing shares of common stock of the Company and will be transferable only in connection with the transfer of shares of common stock.  If a person acquires 15% of the Company’s common stock the rights will then be exercisable, and each right will entitle the holder thereof to purchase for an exercise price of $85.00 (subject to adjustment), shares of the Company’s common stock having a market value of twice such exercise price, valued as of the date of occurrence of such triggering event, subject to the right of the Company to exchange the rights for common stock of the Company on a one-for-one basis.  The Company will be entitled to redeem the rights at $0.01 per right at any time before public disclosure that a 15% position has been acquired.  The rights will expire on October 28, 2006, unless previously redeemed or exercised.  As part of the settlement agreement with the Durus funds, as discussed in Note 5, the Company has amended its Rights Agreement to conditionally exempt the Durus funds therefrom.

(9)                                 Income Taxes

As a result of the settlement with Durus, the Company will have an income tax obligation for the year ended December 31, 2004.  Net operating loss carryforwards will be used to cover a portion of the taxable income triggered under the alternative minimum tax. The Company has recorded income tax expense for the year of $106,000.  An estimated tax payment for this amount was made in the quarter ended December 31, 2004.  No additional Federal or state income taxes have been provided for in the accompanying financial statements. At December 31, 2004, the Company has net operating loss and other tax credit carryforwards for Federal income tax purposes of approximately $129.7 million and $2.9 million.  The net operating loss carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.   Changes in the Company’s ownership would cause additional limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

The net deferred tax assets are summarized at December 31 as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$51,895,000	$53,897,000
Research and other tax carryforwards	2,961,000	2,870,000
Other	584,000	603,000

Total deferred tax assets	55,440,000	57,370,000
Less valuation allowance	(55,440,000)	(57,370,000)

Net deferred taxes	$—	$—

Given the Company’s historical losses and uncertainty with respect to the Company’s ability to generate future taxable income, management has established a valuation allowance of $55,440,000 at December 31, 2004 and $57,370,000 at December 31, 2003 to reduce the net deferred tax assets to zero.  The increase (decrease) in the valuation allowance was $(1,930,000) and $8,767,000 in 2004 and 2003, respectively.

(10)                          Contractual Obligations

Purchases

The Company has a contractual obligation with the manufacturer of the PHD System to purchase the inventory purchased by the manufacturer for scheduled production of future PHD Systems.  At December 31, 2004 the total cost of this obligation was approximately $3.9 million.  During 2004, $3.4 million was paid to the manufacturer as a deposit on inventory purchased for the scheduled production of the PHD Systems.  In addition, a reserve of $130,495 has been established for potential obsolescence of this pre-production inventory.

Leases

During September 1996, the Company entered into a lease agreement, accounted for as an operating lease, for its offices and laboratory research facilities. The term of the lease was ten years expiring in September 2006. In November 2004, the Company amended its lease with a five year extension through December 2011.  The Company also leases certain equipment under operating leases.  Included in both research and development expenses and general and administrative expenses for the years ended December 31, 2004, 2003 and 2002 was $612,357, $656,490 and $654,743, respectively, for rent expense under operating leases for certain equipment and the Company’s offices and research facilities.  The Company has commitments for future minimum rent payments under these lease agreements, as follows:

2005	$437,256
2006	407,094
2007	389,164
2008	435,750
2009	466,875
All subsequent years	1,068,625
$3,204,764

License Agreements

The Company has been granted licenses to use certain technology in the development and sale of its products.  Such license agreements provide for royalty payments to be made by the Company based on net sales over the life of any application based on the patent rights.  Minimum required payments under these agreements are as follows:

2005	$251,667
2006	250,000
2007	250,000
2008	250,000
2009	250,000
All subsequent years	525,588
$1,777,255

Total royalty expense for the years ended December 31, 2004, 2003 and 2002 was $255,000, $215,000, and $185,000, respectively.

(11)                          Contingencies

In July 2004, an alleged short-seller of Aksys stock filed a lawsuit against the Durus funds and the Company in the Federal District for the State of Connecticut (Collier v. Aksys, Ltd. et al., District of Connecticut, Civil Action No. 3:04-CV-01232).  The lawsuit is a purported class action filed on behalf of all short-sellers of Aksys stock during the period of January 1, 2003 through July 24, 2003.  The plaintiff is alleging violations of federal securities laws in connection with the Durus funds’ accumulation of the Company’s stock.  We believe that all the claims against the Company are without merit.  In September 2004, we entered into an agreement with counsel for plaintiffs whereby we were dismissed from the lawsuit without prejudice.

In May 2001, the Company signed an engagement letter with an investment banking firm to raise funding through the sale of common stock. A dispute arose as to whether a fee was payable under this letter, and litigation ensued. In March 2003, the Company and the investment banking firm settled this litigation.  The Company agreed to pay $75,000 upon settlement and an additional $75,000 in November 2003.  The Company also issued the investment banking firm 26,500 shares of its common stock upon settlement and agreed to pay the investment banking firm future advisory fees of up to $160,000 in connection with future financings.   All payments due in 2003 were made as of December 31, 2003, and no liability was recorded in the Company’s consolidated financial statements as of December 31, 2004 or December 31, 2003.

In the ordinary course of business, the Company is party to employment and other legal actions as plaintiff or defendant.  While management cannot determine with certainty the ultimate outcome of such lawsuits, management believes that the Company is not involved in any current litigation proceedings which, should there be an unfavorable disposition, either individually or in aggregate, would have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(12)                          Liquidity and Capital Resources

It is the Company’s plan to raise the additional capital required to fund commercial activities beyond 2005 through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company or at all. In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that its cash and marketable investment securities of $38.7 million as of December 31, 2004 are sufficient to finance the Company’s operations through December 31, 2005.

As a result of the Durus Fund’s accumulation of approximately 72% of the Company’s outstanding common stock, the Company’s ability to attract additional equity financing has been constrained.  If Aksys is unable to obtain financing on acceptable terms for a significant period of time, its ability to achieve its principal corporate objective, the successful launch of the PHD System, will be materially and adversely impacted.

(13)                          Line of Credit

On June 17, 2004, the Company entered into a Line of Credit Note (the “Line of Credit”), by and among the Company, as borrower thereunder (the “Borrower”), and Bank One, NA, as lender.  The Line of Credit provides for an eighteen-month credit facility consisting of an aggregate $6.0 million revolving line of credit which matures on December 31, 2005.  The Line of Credit bears interest at the bank’s prime rate or at LIBOR plus a margin of 0.75%. Under the Line of Credit, the Company and its subsidiaries are subject to restrictions on selling or transferring assets and making certain investments, including acquisitions.  Proceeds from the Line of Credit have been used as a deposit to the manufacturer of the PHD System for parts purchased on the Company’s behalf to be used in future production, pursuant to the agreement with that vendor.  At December 31, 2004 there was $3.4 million outstanding under the Line of Credit.  The Company must maintain a minimum balance in its investment account as collateral for the Line of Credit.  The amount of collateral required is dependant on the type on investments in the account.  As of December 31, 2004, 90% of the value of restricted securities must cover the maximum available credit of $6.0 million.  As of December 31, 2004, the Company has restricted $6.7 million of short-term investments in order to satisfy the Line of Credit collateral requirement.

Cash payments for interest were $44,000 during the year ended December 31, 2004.

(14)                          Concentration of Credit Risk

During 2004 the Company maintained a cash balance in excess of federally insured limits.  The funds are with a major money center bank. The Company does not believe that there is a significant risk in having this balance in one financial institution.  The cash balance with the bank at December 31, 2004 and 2003 was $1,087,632 and $148,602, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer.  Based on this evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls Over Financial Reporting.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements:

	1.	Financial Statements.

The following financial statements are included in Item 8 of this report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules.
None.

(b)	Exhibits.

See “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2005.

AKSYS, LTD.

By	/s/ William C. Dow
William C. Dow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 16th day of March, 2005.

Signature	Capacity

/s/ William C. Dow	President, Chief Executive Officer and Director
William C. Dow	(Principal Executive Officer)

/s/ Lawrence D. Damron	Senior Vice President and Chief Financial Officer and Director
Lawrence D. Damron	(Principal Financial Officer)

/s/ Richard B. Egen	Chairman of the Board of Directors
Richard B. Egen

/s/ Bernard R. Tresnowski	Director
Bernard R. Tresnowski

/s/ Alan R. Meyer	Director
Alan R. Meyer

AKSYS, LTD.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Aksys, Ltd. (1)
3.2	Amended and Restated By-Laws of Aksys, Ltd. (1)
4.1	Form of certificate representing shares of Common Stock, $.01 par value per share (1)
4.2	Rights Agreement, dated as of October 28, 1996, by and between Aksys, Ltd. and First Chicago Trust Company of New York (2)
4.3

First Amendment to Rights Agreement, dated as of February 23, 2004, by and between Aksys, Ltd. and EquiServe Trust Company, N.A., as successor rights agent to First Chicago Trust Company of New York (3)

4.4

Note Purchase Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC (including Form of Unsecured Subordinated Promissory Note)  (3)

4.5	Registration Rights Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC (3)
4.6	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of The Riverview Group, LLC (4)
4.7	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of Roth Capital Partners, LLC (4)
10.1	Aksys, Ltd. 1993 Stock Option Plan (1)
10.2	Manufacturing Agreement, dated as of January 23, 1996, between the Company and Texas Medical Products, Inc. (1)
10.3	License Agreement, dated as of April 1, 1993, between the Company and Zbylut J. Twardowski (1)
10.4	License Agreement, dated as of April 1, 1993, between the Company and Cynthia P. Walters (1)
10.5	Form of Indemnification Agreement (1)
10.6	License Agreement, dated as of March 11, 1996, between the Company and Allergan, Inc. (1)
10.7	Lease for Property at Two Marriott Drive (5)
10.7(a)	First Amendment to Lease for Property at Two Marriott Drive
10.8	Severance, Confidentiality and Post-Employment Restrictions Agreement, dated as of October 4, 1999 Between the Company and William C. Dow (6)
10.9	Manufacturing Agreement, dated as of February 28, 2003, Between the Company and Peak Industries, Inc. (7)
10.10	Aksys, Ltd. 1996 Stock Awards Plan, as amended (8)
10.11	Aksys, Ltd. 2001 Employee Stock Purchase Plan (8)
10.12

Settlement Agreement and Mutual Release, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd., Scott Sacane, Durus Capital Management, LLC, Durus Capital Management (N.A.), LLC and Artal Long Biotech Portfolio LLC (3)

10.13	Codevelopment and Licensing Agreement, dated as of June 21, 1999, between the Company and Teijin Limited(9)
10.14	Stock Purchase Agreement, dated as of January 7, 1998, between the Company and Teijin Limited(9)
10.15	Development and Licensing Agreement, dated as of November 21, 2000, with Teijin Limited(9)
10.16	Employment letter between Aksys, Ltd. and Laurence Birch(11)
21	Subsidiaries of Aksys, Ltd.(10)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-2492).

(2)                      Incorporated by reference to the Company’s Registration Statement on Form 8A12G, filed on November 5, 1996.

(3)                      Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2004.

(4)                      Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 2, 2003.

(5)                      Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(6)                      Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(7)                      Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)                      Incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

(9)                      Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 102651).

(10)                Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)                Incorporated by reference to the Company’s current Report on Form 8-K, filed on March 2, 2005.