Form 10-Q
period 2005-03-31
AKSYS LTD
filed 2005-05-10
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of May 2, 2005 was 29,915,550.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,003,872	$9,419,324
Short-term held to maturity investments	7,469,500	15,030,779
Restricted short term investments	6,666,666	6,666,666
Accounts receivable, less allowance for doubtful accounts of $14,739 as of March 31, 2005 and December 31, 2004	70,208	233,406
Other receivables	117,212	125,373
Inventories	5,128,731	5,716,320
Prepaid expenses	305,150	134,739
Deposits with vendors	3,469,104	3,467,785
Total current assets	33,230,443	40,794,392

Long term available for sale investments	7,500,375	7,568,475
Restricted long term investments	600,000	600,000
Leased assets, net	1,629,000	2,390,831
Property and equipment, net	1,513,579	1,533,091
Other assets	55,059	58,652
Total Assets	$44,528,456	$52,945,441

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,131,693	$1,635,050
Accrued liabilities	2,591,261	2,853,257
Deferred revenue	256,927	253,575
Short term line of credit	3,400,000	3,400,000
Other liabilities	35,175	41,344
Total current liabilities	8,415,056	8,183,226

Other long-term liabilities	151,779	117,014
Notes payable	13,981,564	13,637,770
Total liabilities	22,548,399	21,938,010

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,901,275 and 29,891,537 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	299,013	298,915
Additional paid-in capital	187,294,976	187,248,679
Accumulated other comprehensive (loss) income	(2,691)	72,326
Accumulated deficit	(165,611,241)	(156,612,489)

Total stockholders’ equity	21,980,057	31,007,431

Total liabilities and stockholders’ equity	$44,528,456	$52,945,441

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three-month periods ended
	March 31,
	2005	2004
Revenue:

Product	$237,144	$489,811
Service and supplies	297,145	192,172
Total revenue	534,289	681,983

Cost of sales:
Product	2,184,688	1,341,247
Service and supplies	1,581,721	1,157,588
Total cost of sales	3,766,409	2,498,835

Operating expenses:
Research and development	2,036,968	1,661,560
Sales and marketing	1,247,125	1,156,275
General and administrative	2,334,693	2,196,506
Total operating expenses	5,618,786	5,014,341

Operating loss	(8,850,906)	(6,831,193)

Other income and expense:
Interest income	224,027	96,764
Interest expense	(371,873)	(104,597)
Total other income and expense	(147,846)	(7,833)

Net loss	$(8,998,752)	$(6,839,026)

Net loss per share, basic and diluted	$(0.30)	$(0.23)

Weighted average shares outstanding	29,901,167	29,805,771

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three-month periods ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(8,998,752)	$(6,839,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Charge	1,249,933	—
Depreciation and amortization	305,863	165,889
Non-cash interest expense	343,794	104,597
Changes in assets and liabilities:
Account receivable	163,198	37,385
Other receivables	8,161	(24,271)
Inventories	587,589	(1,513,273)
Prepaid expenses and other assets	(166,818)	(570,024)
Deposits with vendors	(1,319)	(1,763,813)
Accounts payable	496,643	(1,257,687)
Deferred revenue	3,352	119,327
Accrued and other liabilities	(240,317)	(608,226)
Net cash used in operating activities	(6,248,673)	(12,149,122)

Cash flows from investing activities:
Proceeds from maturities of investments	7,561,279	4,777,644
Purchases of equipment leased to others	(649,314)	(479,820)
Purchases of property and equipment	(125,139)	(232,477)
Net cash provided by investing activities	6,786,826	4,065,347

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	16,100,000
Proceeds from issuance of common stock	46,395	43,743
Proceeds from Durus settlement	—	22,600,357
Net cash provided by financing activities	46,395	38,744,100

Net increase in cash and cash equivalents	584,548	30,660,325
Cash and cash equivalents at beginning of period	9,419,324	15,397,453
Cash and cash equivalents at end of period	$10,003,872	$46,057,778

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)           Basis of Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2004, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the three-month period ended March 31, 2005 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the 2005 presentation.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables revenue related to arrangements where the Company charges a single monthly amount for the PHD System, services and supplies is allocated to each element based on the fair value of the element.  The revenue allocated to each element is recognized separately, as it is earned, in accordance with SAB 104.

The Company recognizes revenue from product sales at the time of installation of the PHD System.  Services and supplies are sold to customers in a monthly service agreement.  Services and supplies revenue is recognized uniformly over the term of the agreement and such revenue is not dependent on service time incurred or materials used.

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and on a long-term basis (up to 24 months) and recognizes revenue on these operating leases on a straight-line basis over the lease term.  The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)           Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For Three Months Ended
	March 31, 2005	March 31, 2004
Net loss as reported	$(8,998,752)	$(6,839,026)
Total stock based employee compensation expense determined under fair value based method for all awards	(289,604)	(351,967)
Pro forma net loss	$(9,288,356)	$(7,190,993)

Loss per share as reported	$(0.30)	$(0.23)
Pro forma loss per share	$(0.31)	$(0.24)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, (SFAS 123(R)) to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS 123(R) to be effective for fiscal years beginning after June 15, 2005.  SFAS 123(R) supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  Aksys has not determined the effect of the new standard on earnings; however, expense under the new standard could be higher than amounts disclosed above. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, and therefore the effect on diluted earnings per share could change.

(4)           Investments

As of March 31, 2005, all investments consisted of certificates of deposit of U.S. government securities, U.S. government agency securities and investment grade corporate debt securities, each with a term less than or equal to five years.

The Company accounts for its investments using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive (loss) income until realized.

The Company classifies its debt securities in one of two categories: held-to-maturity or available-for-sale.  Held-to-maturity debt securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities are classified as available-for-sale.

Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive (loss) income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

The majority of short and long term investments are classified as held-to-maturity because the Company has the ability and intent to hold these securities until maturity.  The one exception is a long-term U.S. government agency security with a market value of approximately $7.5 million that is classified as available-for-sale. Monthly changes to the market value are included in other comprehensive (loss) income for this investment.

The Company must maintain a minimum balance in its investment account as collateral for the Line of Credit.  The amount of collateral required is dependant on the type of investments in the account.  As of March 31, 2005, 90% of the value of restricted securities must cover the maximum available credit of $6.0 million.  As of March 31, 2005, the Company has restricted $6.7 million of short-term investments in order to satisfy the Line of Credit collateral requirement.

In addition, the Company is required to hold a certificate of deposit in the amount of $600,000 as a security deposit on the building lease.  This certificate of deposit is classified as a restricted long-term investment.

(5)           Inventories

Inventories are stated at the lower of weighted average cost or market.  The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.

	March 31, 2005	December 31, 2004
PHD machines - finished goods	$3,657,500	$4,504,500
PHD machines - spare parts	1,041,121	876,396
Consumables	424,787	330,101
Raw materials	5,323	5,323
	$5,128,731	$5,716,320

The cost of producing the PHD machine is currently in excess of its market price.  During the quarter ended March 31, 2005, one PHD machine was produced and purchased since inventory levels were sufficient to meet demand. An inventory adjustment of $4,000 was recorded as product cost of sales to reflect the lower of cost or market on the unit produced.

During the three-month period ended March 31, 2005, the Company decreased the reserve for excess and obsolete parts and consumables inventory by $155,000, from $340,000 to $185,000.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

(6)           Financing Activities

Settlement of Durus Litigation

In January 2004, the Company settled its Section 16 claim against the Durus Life Sciences Master Fund Ltd. for $4.6 million, one count of the three-count complaint filed by Aksys against the Durus Fund and other defendants in U.S. District Court in Connecticut.

In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes (“Notes”) and the earlier $4.6 million payment to settle claims under Section 16.  At June 30, 2004, the Company had received the full $48.7 million.  Under the Registration Rights Agreement between the Company and the Durus Fund, the Company agreed to pay up to $500,000 in costs with respect to any Shelf Registration required to sell the shares held by Durus.  The Company has paid $100,000 for professional services through March 31, 2005 and has a remaining accrued liability for the balance, $400,000, as of March 31, 2005.

During the quarter ended September 30, 2004, the Company accrued an additional $500,000 for services provided by an investment banking firm in relation to the Durus Settlement.

The $22.6 million cash payment received in the first quarter of 2004 and the $10.0 million received during the second quarter of 2004, were considered to be capital contributions and were recorded as an increase to additional paid-in capital.  The Company also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  The Company imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.

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

(7)           Liquidity and Capital Resources

The Company anticipates that it will seek to raise the additional capital required to fund commercial activities beyond 2005 through public and private equity or debt financings.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company.  In the event the Company cannot raise sufficient capital for these commercial activities, the Company believes that its cash, restricted cash and marketable securities of $31.6 million at March 31, 2005 are sufficient to finance the Company’s operations through March 31, 2006.

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

(8)           Line of Credit

On June 17, 2004, the Company entered into a Line of Credit Note (the “Line of Credit”), by and among the Company, as borrower thereunder (the “Borrower”), and Bank One, NA, as lender.  The Line of Credit provides for an eighteen-month credit facility consisting of an aggregate $6.0 million revolving line of credit which matures on December 31, 2005.  The Line of Credit bears interest at the bank’s prime rate or at LIBOR plus a margin of 0.75%.  Under the Line of Credit, the Company and its subsidiaries are subject to restrictions on selling or transferring assets and making certain investments, including acquisitions. Proceeds from the Line of Credit have been used as a deposit to the manufacturer of the PHD System for parts purchased on the Company’s behalf to be used in future production, pursuant to the agreement with that vendor.  At March 31, 2005, there was $3.4 million outstanding under the Line of Credit. The Company must maintain a minimum balance in its investment account as collateral for the Line of Credit.  The amount of collateral required is dependant on the type of investments in the account.  As of March 31, 2005, 90% of the value of restricted securities must cover the maximum available credit of $6.0 million.  As of March 31, 2005, the Company has restricted $6.7 million of short-term investments in order to satisfy the Line of Credit collateral requirement.

(9)           Supplemental Cash Flow Information

Cash payments for interest were $28,000 and zero during the three-month periods ended March 31, 2005 and 2004, respectively.

(10)         Contractual Obligations

The Company has a contractual obligation with the manufacturer of the PHD System to purchase additional parts and finished goods at a total cost of approximately $3.9 million.  A deposit of $3.4 million has been paid to the vendor as of March 31, 2005.  In addition, a reserve of $130,000 has been established for a potential obsolescence of parts prior to production.

(11)         Long-lived Assets to be Held or Used

During the quarter ended March 31, 2005, the Company recorded an impairment charge of $1.3 million to leased assets. Certain of these older rental machines will gradually be replaced with newer models over the next 18 months and the older machines will not have a residual value.  Therefore, the previous useful life estimate of five years has been revised to 18 months for these machines.  The impairment charge is included in the product cost of sales category of the Company’s Statement of Operations and the line “Impairment Charge” on the Statement of Cash Flows for the three months ended March 31, 2005.  Fair value was determined using the expected present value of future cash flows as set forth in FASB Concepts Statement 7.

Additionally, the Company has revised the useful life of similar machines classified within property and equipment, which are utilized for internal training and testing purposes, and depreciation has been accelerated from five years to 18 months.

(12)         Comprehensive Loss

The Company follows SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income includes net income (loss), foreign currency translation adjustments and unrealized gains or losses on available for sale securities.

	For the Three Months Ended
	March 31,
	2005	2004
Net loss	$(8,998,752)	$(6,839,026)
Other comprehensive income	(68,100)	—
Foreign currency translation adjustment	(6,917)	(1,585)
Total Comprehensive loss	$(9,073,769)	$(6,840,611)

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our inception in January 1991, we have been engaged in the development of hemodialysis products and services for patients suffering from end-stage renal disease (“ESRD”), commonly known as chronic kidney failure. We have developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients.  During the quarter ended September 30, 2002, we commenced commercial activities and were no longer considered to be in the development stage.  We expect to incur losses for the foreseeable future.

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

Service and supplies sold during the quarter ended March 31, 2005 specifically relate to the number of PHD Systems in use. As of March 31, 2005, there were 126 patients on the PHD System.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount which is not dependent on service time incurred or materials used.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week.

Our largest two customers, Dialysis Centers of Lincoln and the Northwest Kidney Center, accounted for 30% of our revenue on a combined basis for the quarter ended March 31, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe that the critical accounting policies and estimates that require complex judgments and estimates used in the preparation of our consolidated financial statements are: revenue recognition, accrued liabilities and contingencies, and net deferred tax assets valuation.  For additional information on critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

Comparison of Results of Operations

For the three-month period ended March 31, 2005, we reported a net loss of $9.0 million ($0.30 per share) compared with net losses of $6.8 million ($0.23 per share) for the three-month period ended March 31, 2004.  The factors contributing to the increase in net loss are discussed below.

Revenue.  Revenue for the three-month period ended March 31, 2005 was $534,000, a decrease of $148,000 or 22% from $682,000 in the comparable period of 2004. The decrease in product revenue of $253,000 or 52% from $490,000 in the period ended March 31, 2004, to $237,000 for the period ended March 31, 2005 reflects a decrease in the number of units sold compared to the first quarter of 2004. However, product revenue on rental units increased from $78,000 for the quarter ended March 31, 2004 to $129,000 for the quarter ended March 31, 2005, an increase of $51,000 or 65%, due to additional units in leased assets.

Service and supply revenue increased by $105,000 or 55% from $192,000 for the first quarter of 2004 to $297,000 for the first quarter of 2005.  The increase was attributable to an increase in the number of patients on the PHD system to 126 patients as of March 31, 2005 compared to 77 patients as of March 31, 2004.

Cost of sales.   Total cost of sales for the three-month period ended March 31, 2005 was $3.8 million, an increase of $1.3 million or 52% from $2.5 million in the comparable period of 2004.

Product cost of sales was $2.2 million for the three months ended March 31, 2005, an increase of $0.9 million or 69% from $1.3 million for the comparable period in 2004.  During the first quarter of 2005, we made a decision to replace certain older machines in leased assets with new models over the next 18 months.  The previous useful life estimate of five years has been revised to 18 months for these machines.   An impairment charge of $1.3 million was recorded in the first quarter of 2005 as a product cost of sales to adjust the carrying amount to fair value of these rental machines.   Excluding this impairment charge in the first quarter of 2005, the product cost of sales was $0.9 million in the first quarter of 2005, a decrease of $0.4 million or 30% from the first quarter of 2004. The $0.4 million decrease in product cost of sales is attributable to an inventory adjustment of $296,000 recorded in the first quarter of 2004 to value the PHD machines produced and purchased at the lower of cost or market, compared to $4,000 recorded in the first quarter of 2005.  The remaining decrease in product cost of sales relates to manufacturing and operations support personnel, charges for obsolete inventory, product royalties, and transportation expenses, totaling $524,000 for the three months ended March 31, 2005, a decrease of $57,000 or 10% from the comparable period in 2004 of $581,000.

Service and supplies costs for the three-months ended March 31, 2005 were $1.6 million, an increase of $0.4 million or 33% from $1.2 million for the same period in 2004.  The majority of these costs are for field service personnel to service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff. In addition, the cost of consumable supplies and replacement parts increases with additional units in service. Service and supplies costs have increased compared to the same period in 2004 because of additional patients using the PHD system.  The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  We expect that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.

The cost of producing the PHD System is currently in excess of its market price.  Our goal is to reduce the cost to below the selling price of approximately $38,500 by the middle of 2006.  We expect to rely primarily on reductions in the production costs of the PHD System in order to realize a positive gross margin on sales of the PHD System.  We continue to work diligently to achieve manufacturing cost reductions; however, we cannot be certain that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales of the PHD System in the future.

Operating expenses.   Operating expenses for the three-month period ended March 31, 2005 were $5.6 million, an increase of $0.6 million or 12% from $5.0 million for the comparable period in 2004.  Research and development expenses increased $0.3 million, sales and marketing expenses increased $0.1 million and general and administrative expenses increased by $0.1 million.   Increases in each specific area are discussed below.

Research and development expenses for the quarter ended March 31, 2005 were $2.0 million, an increase of $0.3 million or 18% from $1.7 million for the same period in 2004. The increases are primarily due to costs associated with improving PHD performance and new product development.

Sales and marketing expenses for the quarter ended March 31, 2005 were $1.3 million, an increase of $0.1 million or 8% from $1.2 million in the quarter ended March 31, 2004. The increases reflect costs associated with the scale up of the sales and marketing resources to support the commercialization of the PHD System.

General and administrative expenses for the quarter ended March 31, 2005 were $2.3 million compared to $2.2 million in the quarter ended March 31, 2004, an increase of $0.1 million or 5%.  The increase from the quarter ended March 31, 2004 is attributable to increases in personnel costs and recruitment fees.

Partnership Agreements

We added one clinic partnership agreement during the quarter ended March 31, 2005, bringing the total number of partnership agreements signed to date to 45.  A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement.  In order to qualify for Medicare reimbursement, the customer is required to become home certified.  We provide training to the clinics, which then provide training to patients. Also, we are available to support clinics or patients 24 hours a day, seven days a week.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through public and private sales of securities and proceeds from our settlement with the Durus fund.  At March 31, 2005 cash and short-term investments consisted of cash and cash equivalents of $10.0 million, unrestricted marketable short-term investments of $7.5 million and restricted short-term investments of $6.7 million.  In addition, at March 31, 2005, we had long-term available for sale investments of $7.5 million and restricted long-term investments of $0.6 million.

Net cash used in operating activities was $6.3 million in the first quarter of 2005, compared to $12.2 million in the first quarter of 2004, a decrease of $5.9 million or 49%.  The net loss in the first quarter 2005 increased to $9.0 million from $6.8 million in the first quarter 2004, an increase of $2.2 million or 32%.  Included in the 2005 net loss is $1.9 million in non-cash depreciation, interest expense and an asset impairment charge. In 2004 the non-cash amortization, depreciation and interest expense was $0.3 million.  The increase in net loss is due to increased servicing of units in use at a loss per unit, increased spending to improve PHD performance and development of new products and an increase in sale and marketing activities.

The decrease in cash used in operating activities for the quarter ended March 31, 2005 compared to March 31, 2004 is attributable to a decrease in the change in deposits with vendors of $1.8 million, from $1.8 million in the first quarter of 2004 to $1,300 in the first quarter of 2005.   In the first quarter 2004, we paid a deposit of $1.7 million to the manufacturer of the PHD system for parts purchased on our behalf to be used in future production, pursuant to our agreement with the vendor.  The change in inventory decreased by $2.1 million from a $1.5 million increase in the first quarter of 2004 to a $0.6 million decrease in the first quarter of 2005. The change in accounts payable decreased by $1.8 million from a $1.3 million decrease in the first quarter of 2004 to an increase of $0.5 million in the first quarter of 2005.  The decrease in change in inventory and accounts payable between the quarter ended March 31, 2005 and the quarter ended March 31, 2004 is due to increased PHD Systems production and purchases and a buildup of parts and consumables inventory required to service the machines in use in the first quarter of 2004. The change in prepaid expenses and other assets and accrued and other liabilities decreased by $0.8 million from $1.2 million in the first quarter of 2004 to $0.4 million in the first quarter of 2005 because of the timing of annual insurance payments and lower bonus payments in the first quarter 2005 compared to 2004.

Net cash provided by investing activities was $6.8 million in the three months ended March 31, 2005, compared to net cash provided by investing activities of $4.1 million in the three months ended March 31, 2004.  During the three months ended March 31, 2005, $7.6 million of short term investments matured or were sold and converted into cash equivalents compared to $4.8 million during the three months ended March 31, 2004.

Net cash provided by financing activities was $46,000 for the three months ended March 31, 2005, compared to $38.7 million in the three months ended March 31, 2004.  During the three month period ended March 31, 2004 we received $38.7 million in proceeds from the Durus settlement.  During the first quarter of 2004, we received $22.6 million in cash in connection with the settlement of our lawsuit against the Durus Fund.  This $22.6 million was recorded as an increase to additional paid-in capital.  As part of the settlement, we also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  We imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.

Financing Needs

We estimate that during the next twelve months we will spend between $28.0 and $30.0 million for operations, including U.S. and international commercialization activities of the PHD System.  We expect to continue to invest in the commercialization of the PHD system.  We believe that cash, restricted cash and marketable investments of $31.6 million at March 31, 2005 are sufficient to finance our commercial and operating plans through March 31, 2006.  We currently have no committed sources of, or other arrangements with respect to, additional financing.

We plan to raise additional capital to fund operations through public and/or private equity or debt financings beyond 2005.  Under the terms of our settlement with the Durus funds, we are prohibited from registering shares of our common stock until May 2005 (or in some instances longer if the Durus funds have commenced an offering of their shares, in which case we may be subject to a lock-up period under our registration rights agreement with the Durus funds).  Because the Durus funds continue to own approximately 72% of our common stock and we are still in the early stages of our commercialization efforts, we may not be able to raise sufficient capital to fund our operations beyond 2005.  If we were unable to obtain additional financing on acceptable terms for a significant period of time, our ability to achieve our principal corporate objective, the successful launch of the PHD system, will be materially and adversely impacted.

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

As a result of the settlement with Durus, we had an income tax obligation of $91,000 for the year ended December 31, 2004.  At March 31, 2005, the net operating losses available to offset future taxable income were approximately $138.7 million.  Net operating loss carryforwards will be used to cover a portion of the taxable income triggered under the alternative minimum tax.

The net operating loss carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our net deferred tax assets at March 31, 2005.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our investments are not made for trading purposes.  Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.   Interest rate risk with respect to our investments is not significant as substantially all of such investments are in short-term U.S. dollar cash equivalents, which are by their nature less sensitive to interest rate movements, or invested in short-term securities that are held to maturity. The one security that is classified as available- for-sale has an interest rate that is reset monthly.  Therefore, the market value of the security does not experience significant fluctuations.  Imputed interest on the long-term notes payable was calculated using an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation.   We have a line of credit facility with a commercial bank with interest payable monthly at 75 basis points above the bank’s prime rate or LIBOR.  Because of our current cash position and ability to repay the balance on the line of credit we are not subject to financial risk on this obligation if interest rates in the market change significantly.  A 1% change in interest rates would not have a material effect on our results of operations.

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

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6 - Exhibits

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

Aksys, Ltd.

Date: May 10, 2005	By:	/s/ William C. Dow

William C. Dow
President, Chief Executive
Officer and Director

/s/ Laurence P. Birch

Laurence P. Birch
Senior Vice President and Chief Financial Officer