Form 10-Q
period 2005-06-30
AKSYS LTD
filed 2005-08-09
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of Common Stock, $.01 Par Value, outstanding as of August 2, 2005 was 29,941,010.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,850,725	$9,419,324
Short-term held to maturity investments	593,280	15,030,779
Restricted short-term investments	6,666,666	6,666,666
Accounts receivable, less allowance for doubtful accounts of $0 and $14,739 as of June 30, 2005 and December 31, 2004, respectively	107,500	233,406
Other receivables	58,845	125,373
Inventories, net	3,717,938	5,716,320
Prepaid expenses	563,952	134,739
Deposits with vendors	3,435,026	3,467,785
Total current assets	24,993,932	40,794,392

Long-term available-for-sale investments	7,443,375	7,568,475
Restricted long-term investments	750,000	600,000
Leased assets, net	2,629,951	2,390,831
Property and equipment, net	1,447,548	1,533,091
Other assets	51,367	58,652
Total assets	$37,316,173	$52,945,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,561,625	$1,635,050
Accrued liabilities	5,051,781	2,853,257
Deferred revenue	219,607	253,575
Short-term line of credit	3,400,000	3,400,000
Other liabilities	42,941	41,344
Total current liabilities	11,275,954	8,183,226

Other long-term liabilities	640,523	117,014
Notes payable	14,334,024	13,637,770
Total liabilities	26,250,501	21,938,010
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,915,550 and 29,891,537 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	299,156	298,915
Additional paid-in capital	187,085,239	187,248,679
Accumulated other comprehensive income	45,208	72,326
Accumulated deficit	(176,363,931)	(156,612,489)
Total stockholders’ equity	11,065,672	31,007,431
Total liabilities and stockholders’ equity	$37,316,173	$52,945,441

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three- and six- month periods ended June 30, 2005 and 2004.

(Unaudited)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Product	$146,729	$282,286	$383,873	$772,097
Service and supplies	338,449	216,889	635,595	409,061
Total revenue	485,178	499,175	1,019,468	1,181,158

Cost of sales:
Product	3,387,035	889,431	5,571,723	2,230,679
Service and supplies	1,869,623	1,561,707	3,451,345	2,719,293
Total cost of sales	5,256,658	2,451,138	9,023,068	4,949,972

Operating expenses:
Research and development	2,471,493	1,553,573	4,508,459	3,215,134
Sales and marketing	1,205,871	1,284,692	2,452,995	2,440,968
General and administrative	2,013,935	1,580,682	4,348,628	3,777,188
Total operating expenses	5,691,299	4,418,947	11,310,082	9,433,290

Operating loss	(10,462,779)	(6,370,910)	(19,313,682)	(13,202,104)

Other income and expense:
Recognized loss on available-for-sale security	(112,881)	—	(112,881)	—
Interest income	208,066	138,651	432,092	235,415
Interest expense	(385,098)	(321,696)	(756,971)	(426,293)
Total other income and expense	(289,913)	(183,045)	(437,760)	(190,878)

Net loss	$(10,752,692)	$(6,553,955)	$(19,751,442)	$(13,392,982)

Net loss per share, basic and diluted	$(0.36)	$(0.22)	$(0.66)	$(0.45)

Weighted average shares outstanding	29,915,393	29,814,025	29,908,319	29,809,898

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2005 and 2004.

(Unaudited)

	Six-month periods ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(19,751,442)	$(13,392,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	1,369,812	—
Depreciation and amortization	561,386	353,976
Non-cash interest expense	696,254	423,649
Loss on available-for-sale security	112,881	—
Changes in assets and liabilities:
Account receivable	125,906	191,544
Other receivables	66,528	3,541
Inventories	1,998,382	(1,523,552)
Prepaid expenses and other assets	(421,928)	(359,821)
Deposits with vendors	32,759	(3,399,778)
Accounts payable	926,575	(3,020,905)
Deferred revenue	(33,968)	119,898
Accrued and other liabilities	2,458,732	(616,249)
Net cash used in operating activities	(11,858,123)	(21,220,679)

Cash flows from investing activities:
Purchase of restricted long-term investments	(150,000)	—
Proceeds from maturities of investments	14,437,499	4,777,644
Purchases of equipment leased to others	(1,849,503)	(779,987)
Purchases of property and equipment	(235,273)	(424,078)
Net cash provided by investing activities	12,202,723	3,573,579

Cash flows from financing activities:
Proceeds from short term line of credit	—	3,400,000
Proceeds from issuance of notes payable	—	16,100,000
Proceeds from issuance of common stock	86,801	85,032
Proceeds from Durus settlement	—	32,600,357
Net cash provided by financing activities	86,801	52,185,389

Net increase in cash and cash equivalents	431,401	34,538,289
Cash and cash equivalents at beginning of period	9,419,324	15,397,453
Cash and cash equivalents at end of period	$9,850,725	$49,935,742

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)         Basis of Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2004, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the six-month period ended June 30, 2005, are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, revenue related to arrangements where the Company charges a single monthly amount for the PHD System, services and supplies is allocated to each element based on the fair value of the element. The revenue allocated to each element is recognized separately, as it is earned, in accordance with SAB No. 104.

The Company recognizes revenue from product sales when the PHD System has been installed and a patient has started training.  Services and supplies are sold to customers in a monthly service agreement.  Services and supplies revenue is recognized uniformly over the term of the agreement and such revenue is not dependent on service time incurred or materials used.

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and on a long-term basis (up to 24 months) and recognizes revenue on these operating leases on a straight-line basis over the lease term. The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)         Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.

25, to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123, as amended.

The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For Three Months Ended		For Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss as reported	$(10,752,692)	$(6,553,955)	$(19,751,442)	$(13,392,982)
Total stock based employee compensation expense determined under fair value based method for all awards	(371,377)	(454,445)	(727,685)	(849,754)
Pro forma net loss	$(11,124,069)	$(7,008,400)	$(20,479,127)	$(14,242,736)

Loss per share as reported	$(0.36)	$(0.22)	$(0.66)	$(0.45)
Pro forma loss per share	$(0.37)	$(0.24)	$(0.68)	$(0.48)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R) to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS 123R to be effective for fiscal years beginning after June 15, 2005.  SFAS 123R supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  Aksys is evaluating the requirements of SFAS 123R and has not determined the effect of the new standard on earnings; however, expense under the new standard could be higher than amounts disclosed above. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, therefore, the effect on diluted earnings per share could change.

(4)         Investments

As of June 30, 2005, all investments consisted of U.S. government securities, U.S. government agency securities and investment grade corporate debt securities, each with a term of less than five years.

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

Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Dividend and interest income is recognized when earned.

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

Approximately half of short and long-term investments are classified as held-to-maturity because the Company has the ability and intent to hold these securities until maturity.  The exception is a long-term U.S. government agency security with a market value of approximately $7.4 million at June 30, 2005 that is classified as available-for-sale. During the quarter ended June 30, 2005, the Company recognized a loss of $113,000 because the decline in value of this security was deemed other than temporary. The unrecognized loss was previously included in other comprehensive income.

The Company must maintain a minimum balance in its investment account as collateral for its Line of Credit (see Note 8).  The amount of collateral required is dependant on the type of investments in the account.  As of June 30, 2005, 90% of the value of restricted securities must cover the maximum available credit of $6.0 million.  As of June 30, 2005, the Company has restricted $6.7 million of short-term investments in order to satisfy the Line of Credit collateral requirement.

In addition, the Company is required to maintain a Letter of Credit to secure its building lease.  The Company has a restricted cash balance of $750,000 as collateral for the Letter of Credit.  This cash balance is classified as a restricted long-term investment to match the term of the lease.

(5)         Inventories

Inventories are stated at the lower of weighted average cost or market.  The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.

	June 30, 2005	December 31, 2004
PHD machines - finished goods	$2,194,500	$4,504,500
PHD machines - spare parts	1,187,217	876,396
Consumables	330,898	330,101
Raw materials	5,323	5,323
	$3,717,938	$5,716,320

The cost of producing the PHD machine is currently in excess of its market price.  During the quarter ended June 30, 2005, no PHD machines were produced and purchased since inventory levels were sufficient to meet demand. In the first quarter of 2005, an inventory adjustment of $4,000 was recorded as product cost of sales.   During the six-month period ended June 30, 2004, an inventory adjustment of $363,000 was recorded.

The Company has a reserve for excess and obsolete parts and consumables inventory of $134,000 as of June 30, 2005 compared to $265,000 as of June 30, 2004.  Certain parts and consumable supplies previously reserved have since been discarded.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

(6)         Financing Activities

Settlement of Durus Litigation

In January 2004, the Company settled its Section 16 claim against the Durus Life Sciences Master Fund Ltd. for $4.6 million, one count of the three-count complaint filed by Aksys against the Durus Fund and other defendants in U.S. District Court in Connecticut.

In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes (“Notes”) and the earlier $4.6 million payment to settle claims under Section 16.  At June 30, 2004, the Company had received the full $48.7 million.  Under the Registration Rights Agreement between the Company and the Durus Fund, the Company agreed to pay up to $500,000 in costs with respect to any Shelf Registration required to sell the shares held by Durus.  The Company has paid $100,000 for professional services through June 30, 2005, and has a remaining accrued liability for the balance of $400,000, as of June 30, 2005.

The Company has recorded a liability for services provided by an investment banking firm in relation to the Durus Settlement.  The amount to be paid to the investment banking firm for these services is under negotiation.

The $22.6 million cash payment received in the first quarter of 2004, and the $10.0 million received during the second quarter of 2004 from the Durus settlement were considered to be capital contributions and were recorded as an increase to additional paid-in capital.  The Company also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  The Company imputed an interest rate of 10%, and discounted the Notes to $12.6 million.  The $3.5 million discount on the Notes was also recorded as an increase to additional paid-in capital.

The Notes are subordinated and junior in right of payment to all of the Company’s creditors, including trade creditors, and do not bear interest.  The Company may repay the Notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of the Company’s then-outstanding common stock, the Company may repay the Notes in stock for a limited period of time.  Any stock issued in repayment of the Notes will be entitled to registration rights pursuant to the Registration Rights Agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If the Company elects to repay the Notes in stock, the number of shares that must be delivered for payment will be determined based on the average of the closing prices of the Company’s common stock on the Nasdaq National Market over the twenty trading days preceding the election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, the Company is required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) the Company’s stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount to be repaid.

(7)         Liquidity and Capital Resources

The Company believes that its cash, restricted cash and marketable securities of $24.6 million at June 30, 2005 are sufficient to finance the Company’s operations into the first quarter of 2006. The Company will seek to raise the additional capital required to fund commercial activities beyond 2005 through a financing.  The additional capital required for these commercial activities may not be available on terms acceptable to the Company, or at all.

Because the Durus Fund continues to own approximately 72% of our common stock and we are still in the early stages of our commercialization efforts, we may not be able to raise the capital we need.  If Aksys is unable to obtain sufficient financing on acceptable terms, its ability to achieve its principal corporate objective, the successful commercialization of the PHD System, will be materially and adversely impacted and its liquidity would be severely impaired.

(8)         Line of Credit

On June 17, 2004, the Company entered into a Line of Credit Note (the “Line of Credit”), by and among the Company, as borrower thereunder (the “Borrower”), and Bank One, NA, as lender.  The Line of Credit provides for an eighteen-month credit facility consisting of an aggregate $6.0 million revolving line of credit which matures on December 31, 2005.  The Line of Credit bears interest at the bank’s prime rate or at LIBOR plus a margin of 0.75%.  Under the Line of Credit, the Company and its subsidiaries are subject to restrictions on selling or transferring assets and making certain investments, including acquisitions. Proceeds from the Line of Credit have been used as a deposit to the manufacturer of the PHD System for parts purchased on the Company’s behalf to be used in future production, pursuant to the agreement with that vendor.  At June 30, 2005, there was $3.4 million outstanding under the Line of Credit. The Company must maintain a minimum balance in its investment account as collateral for the Line of Credit.  The amount of collateral required is dependant on the type of investments in the account.  As of June 30, 2005, 90% of the value of restricted securities must cover the maximum available credit of $6.0 million.  As of June 30, 2005, the Company has restricted $6.7 million of short-term investments in order to satisfy the Line of Credit collateral requirement.

(9)         Supplemental Cash Flow Information

Cash payments for interest were $61,000 and $2,600 for the six-month periods ended June 30, 2005 and 2004, respectively.

(10)      Contractual Obligations

During 2004, the manufacturer of the PHD System purchased certain parts on the Company’s behalf to be used in future production.  The Company has a contractual obligation to purchase these parts, which had a total value of approximately $3.9 million as of June 30, 2005.  Aksys has paid a deposit of $3.4 million to the vendor as of June 30, 2005 and has established a reserve of $1.1 million for a potential obsolescence of parts prior to production.  The Company expects that the remaining $2.8 million in production parts will be used in manufacturing by December 31, 2005.

(11)      Long-lived Assets to be Held or Used

The Company follows SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires a company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset.

During the six months ended June 30, 2005, the Company recorded an impairment charge of $1.4 million to leased assets. Certain of these older rental machines will gradually be replaced with newer models over the next 15 to 18 months. The impairment charge is included in the product cost of sales category of the Company’s Statement of Operations and the line “Impairment Charge” on the Statement of Cash Flows for the six months ended June 30, 2005.  Fair value was determined using the expected present value of future cash flows as set forth in FASB Concepts Statement 7.

Additionally, the Company has revised the useful life of similar machines classified within property and equipment, which are utilized for internal training and testing purposes, and depreciation has been accelerated on these machines.

(12)      Significant Estimate for Product Warranty

In the quarter ended June 30, 2005, the Company established a product warranty reserve of $1,262,000 to support PHD machines that have been sold.  The product warranty expense is included in the product cost of sales category of the Company’s Statement of Operations.

(13)      Comprehensive Loss

The Company follows SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income includes net income (loss), foreign currency translation adjustments and unrealized gains or losses on available for sale securities.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss	$(10,752,692)	$(6,553,955)	$(19,751,442)	$(13,362,982)
Other comprehensive income	55,881	—	(12,219)	—
Foreign currency translation adjustment	(7,982)	(732)	(14,899)	(2,317)
Total comprehensive loss	$(10,704,793)	$(6,554,687)	$(19,778,560)	$(13,365,299)

During the quarter ended June 30, 2005, the Company recognized a loss of $113,000 because the decline in value of its available-for-sale security was deemed other than temporary. The unrecognized loss was previously included in other comprehensive income.

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

We are pursuing a number of initiatives in key areas of our business.  These initiatives are designed to help attract new patients, reduce manufacturing costs, improve machine performance and reduce service costs.  We have increased the size of our sales team and are pursuing several programs to attract clinics and patients. Together with the manufacturer of the PHD System, we are identifying ways to reduce manufacturing costs, and by the middle of 2006 we expect the manufacturing cost to be below the selling price for the first time.   Significant resources are also being devoted to improving machine performance, with the goal of reducing the frequency of service calls and reducing service costs.  We are also focusing sales on specific geographic areas to further reduce the cost and time associated with providing quality service.

Our ability to add new clinics and patients is affected by several factors, such as the number of new patients a particular clinic can service, the status of that clinic’s home certification and the length of time required to train nurses and patients.  These factors influence the pace at which we can add additional clinics and patients.

In addition to patient outcome, clinics consider reimbursement options when deciding whether or not to implement a home program.  Effective January 1, 2005, the Medicare composite rate for a dialysis treatment increased 1.6%. The actual amount varies by geography. The composite payment rates now also include a drug add-on adjustment, rather than a separate reimbursement rate for drug usage.  In addition, effective April 1, 2005, each ESRD facility’s rate is case-mix adjusted based on certain patient characteristics.  The changes to Medicare reimbursement should improve the economics of the PHD System for clinics and can influence their decision to use the PHD System.  Further changes in reimbursement are also under consideration by the government, including the possible bundling of reimbursement for dialysis treatment, drugs and lab tests into a composite rate.  We believe that these changes may further improve the economics of the PHD System for clinics, but at this time the substance and timing of any such changes are uncertain.

Service and supplies revenue and cost during the period ended June 30, 2005, specifically relate to the number of PHD Systems in use. As of June 30, 2005, there were 149 patients on the PHD System.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount which is not dependent on service time incurred or materials used.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week.

Our largest three customers, the Northwest Kidney Center, Kaiser Hospital and DaVita, accounted for 30% of our revenue on a combined basis for the quarter ended June 30, 2005.

Aksys has programs with eight of the top ten dialysis providers in the United States, and an increasing number of doctors and clinic administrators are interested in home treatment programs. One trend we are watching in our industry, however, is the consolidation of major providers. Ownership of dialysis clinics in the United States is highly concentrated and is expected to become further concentrated in the near future.  Assuming completion of the pending acquisition by DaVita of Gambro’s dialysis business and Fresenius’ acquisition of Renal Care Group, DaVita and Fresenius will control approximately 28% and 35% of the United States dialysis clinics, respectively.  Each of Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates or by competitors of Aksys with whom DaVita or Fresenius have contractual relationships. Aksys’ ability to market the PHD System to a significant percentage of the dialysis clinics, because of consolidation in the industry and relationships within individual dialysis clinics, will assume greater significance going forward.

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

Comparison of Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

For the three-month period ended June 30, 2005, we reported a net loss of $10,753,000 ($0.36 per share) compared with a net loss of $6,554,000 ($0.22 per share) for the three-month period ended June 30, 2004.  The factors contributing to the increase in net loss are discussed below.

Revenue   Revenue for the three-month period ended June 30, 2005 was $485,000, a decrease of $14,000 or 3% from $499,000 in the comparable period of 2004. The decrease in product revenue of $135,000 or 48% from $282,000 in the three-month period ended June 30, 2004, to $147,000 for the three-month period ended June 30, 2005 reflects a decrease in the number of units sold compared to the second quarter of 2004.

Service and supply revenue increased by $121,000 or 56%, from $217,000 for the quarter ended June 30, 2004 to $338,000 for the quarter ended June 30, 2005.  The increase was due to an increase in the number of patients on the PHD system, from 82 patients as of June 30, 2004 to 149 patients as of June 30, 2005.

Cost of sales   Total cost of sales for the three-months ended June 30, 2005 was $5,257,000, an increase of $2,806,000 or 114% from $2,451,000 in the comparable period of 2004.

Product cost of sales was $3,387,000 for the three-months ended June 30, 2005, an increase of $2,498,000 or 281% from $889,000 for the comparable period in 2004. The increase in product cost of sales is primarily due to establishment of a product warranty reserve for $1,262,000 and an increase to the reserve for expected obsolescence of parts purchased by the manufacturer of the PHD System of $1,038,000. We also incurred $228,000 of overhead charges from the manufacturer of the PHD System because we did not manufacture any units during the current quarter.  The overhead charges for the comparable period of 2004 were negligible. The PHD System is manufactured by Delphi Medical Systems Corporation. Delphi's parent corporation has announced that it is currently in restructuring discussions with its principal customer in the automotive industry and others in an effort to avoid bankruptcy. To date, this situation has not had a material impact on our relationship with Delphi Medical Systems. However, we will continue to monitor the potential impact of this situation on our business and financial relationship with Delphi Medical Systems (including our deposit relationship).

The cost of producing the PHD System is currently in excess of its market price.  Our goal is to reduce the cost to below the selling price by the middle of 2006.  We expect to rely primarily on reductions in the production costs of the PHD System in order to realize a positive gross margin on sales of the PHD System.

Service and supplies costs for the three-months ended June 30, 2005 were $1,870,000, an increase of $308,000 or 20% from $1,562,000 for the same period in 2004.  The majority of these costs are for field service personnel to service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff. In addition, the cost of consumable supplies and replacement parts increases with additional units in service. Service and supplies costs have increased compared to the same period in

2004 because of additional patients using the PHD system.  In the second quarter of 2005 we also recorded a reserve of $118,000 for potential obsolescence of replacement parts in inventory.

The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  We expect that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.   In addition, we are working to improve the performance of our machines. As performance improves, we expect that fewer service calls will be required which should further reduce the per-unit cost of service.

We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot be certain that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales or service of the PHD System in the future.

Operating expenses   Operating expenses for the three-month period ended June 30, 2005 were $5,691,000, an increase of $1,272,000 or 29% from $4,419,000 for the comparable period in 2004.  Fluctuations in each specific area are discussed below.

Research and development expenses for the quarter ended June 30, 2005 were $2,471,000, an increase of $917,000 or 59% from $1,554,000 for the same period in 2004. The increases are primarily due to costs associated with improving PHD performance and new product development.

Sales and marketing expenses for the quarter ended June 30, 2005 were $1,206,000, a decrease of $79,000 or 6% from $1,285,000 in the quarter ended June 30, 2004. The decrease is primarily due to a decrease in marketing promotions in the second quarter of 2005 compared to the prior year.

General and administrative expenses for the quarter ended June 30, 2005 were $2,014,000 compared to $1,581,000 in the quarter ended June 30, 2004, an increase of $433,000 or 27%.  The increase from the quarter ended June 30, 2004 is attributable to increases in contract labor costs and professional fees.

Other income and expense   Other expense for the three-months ended June 30, 2005 increased by $107,000 or 58% to a net expense of $290,000 from a net expense of $183,000 in the prior year’s quarter.  The increase is mainly due to a $113,000 recognized loss on the available-for-sale equity security recorded in the second quarter of 2005.  The balance is due to increased amortization of our zero coupon notes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

For the six-month period ended June 30, 2005, we reported a net loss of $19,751,000 ($0.66 per share) compared with a net loss of $13,393,000 ($0.45 per share) for the six-month periods ended June 30, 2004.  The factors contributing to the increase in net loss are discussed below.

Revenue   Revenue for the six-month period ended June 30, 2005 was $1,019,000, a decrease of $162,000 or 14% from $1,181,000 in the comparable period of 2004. The decrease in product revenue of $388,000 or 50% from $772,000 in the six-month period ended June 30, 2004, to $384,000 for the six-month period ended June 30, 2005 reflects a decrease in the number of units sold compared to the prior year.

Service and supply revenue increased by $227,000 or 56% to $636,000 for the six-months ended June 30, 2005 from $409,000 for the six-months ended June 30, 2004.  The increase was attributable to an increase in the number of patients on the PHD system to 149 patients as of June 30, 2005 from 82 patients as of June 30, 2004.

Cost of sales   Total cost of sales for the six months ended June 30, 2005 was $9,023,000, an increase of $4,073,000 or 82% from $4,950,000 in the comparable period of 2004.

Product cost of sales was $5,572,000 for the six months ended June 30, 2005, an increase of $3,341,000 or 150% from $2,231,000 for the comparable period of 2004.  During the first quarter of 2005, we made a decision to replace certain older machines in leased assets with newer models by December of 2006.  The previous useful life estimate has been revised for these machines.   An impairment charge of $1,370,000 was recorded in the first six months of 2005 as a product cost of sales to adjust the carrying amount of these rental machines to fair value.  In addition, in the second quarter of 2005 we recorded a product warranty reserve for $1,262,000 and an increase to the reserve for expected obsolescence of parts purchased by the manufacturer of the PHD system of $1,038,000.  Excluding the impairment charge, warranty reserve and obsolescence reserve recorded in the first half of 2005, product cost of sales was $1,902,000 for the six month period ended June 30, 2005, a decrease of $329,000 or 15% from the six month period ended June 30, 2004. In the six-month period ended June 30, 2004 we recorded an inventory adjustment of $363,000 to value the PHD machines produced and purchased at the lower of cost or market. This adjustment was $4,000 for the six months ended June 30, 2005. The PHD System is manufactured by Delphi Medical Systems Corporation. Delphi's parent corporation has announced that it is currently in restructuring discussions with its principal customer in the automotive industry and others in an effort to avoid bankruptcy. To date, this situation has not had a material impact on our relationship with Delphi Medical Systems. However, we will continue to monitor the potential impact of this situation on our business and financial relationship with Delphi Medical Systems (including our deposit relationship).

The cost of producing the PHD System is currently in excess of its market price.  Our goal is to reduce the cost to below the selling price by the middle of 2006.  We expect to rely primarily on reductions in the production costs of the PHD System in order to realize a positive gross margin on sales of the PHD System.

Service and supplies costs for six months ended June 30, 2005 were $3,451,000, an increase of $732,000 or 27% from $2,719,000 for the same period in 2004.  The majority of these costs are for field service personnel to service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff. In addition, the cost of consumable supplies and replacement parts increases with additional units in service. Service and supplies costs have increased compared to the same period in 2004 because of additional patients using the PHD system.  Also in the second quarter of 2005 we recorded a reserve of $118,000 for potential obsolescence of replacement parts in inventory.

The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  We expect that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.  In addition, we are working to improve the performance of our machines. As performance improves, we expect that fewer service calls will be required which should further reduce the per-unit cost of service.

We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot be certain that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales or service of the PHD System in the future.

Operating expenses   Operating expenses for the six-month period ended June 30, 2005 were $11,310,000, an increase of $1,877,000 or 20% from $9,433,000 for the comparable period in 2004.  Fluctuations in each specific area are discussed below.

Research and development expenses for the six months ended June 30, 2005 were $4,508,000, an increase of $1,293,000 or 40% from $3,215,000 for the same period in 2004. The increases are primarily due to costs associated with improving PHD performance and new product development.

Sales and marketing expenses for the six months ended June 30, 2005 were $2,453,000, an increase of $12,000 or less than 1% from $2,441,000 in first half of 2004. A decrease in marketing promotions was offset by personnel additions to the sales force.

General and administrative expenses for six months ended June 30, 2005 were $4,349,000 compared to $3,777,000 for the six months ended June 30, 2004, an increase of $572,000 or 15%.  The increase from the first six months ended June 30, 2004 is attributable to increases in contract labor cost and professional fees.

Other income and expense   Other expense for the six-months ended June 30, 2005 increased by $247,000 or 129% to a net expense of $438,000 from a net expense of $191,000 in the prior year.  The increase is mainly due to $113,000 recognized loss on the available-for-sale equity security recorded in the second quarter of 2005, and a full six months of amortization of our zero coupon notes, compared to four months in 2004.

Partnership Agreements

We added three clinic partnership agreements during the quarter ended June 30, 2005, bringing the total number of partnership agreements signed to date to 48.  The activity level under these agreements varies from clinic to clinic.  Some agreements are associated with multiple clinics and have several patients using the PHD System.  Conversely, some of our agreements may not be associated with any patients because they are new and are beginning to develop the patient base, and some agreements may be inactive.  We define an agreement as inactive if there have not been any patients for six months and we do not foresee adding any patients in the near future.  A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement.  In order to qualify for Medicare reimbursement, the customer must become home certified.  We provide training to the clinics, which then provide training to patients. Also, we are available to support clinics or patients 24 hours a day, seven days a week.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through public and private sales of securities and proceeds from our settlement with the Durus fund.  At June 30, 2005, cash and short-term investments consisted of cash and cash equivalents of $9,851,000, unrestricted marketable short-term investments of $593,000 and restricted short-term investments of $6,667,000. In addition, at June 30, 2005, we had long-term available-for-sale investments of $7,443,000 and restricted long-term investments of $750,000.

Net cash used in operating activities was $11,858,000 in the six-months ended June 30, 2005, compared to $21,221,000 for the six-months ended June 30, 2004, a decrease of $9,363,000 or 44%.

The net loss in the six months ended June 30, 2005 increased to $19,751,000 from

$13,393,000 in the six months ended June 30, 2004, an increase of $6,358,000 or 47%.  Included in the 2005 net loss is $2,740,000 in non-cash depreciation and amortization, interest expense, recognized loss on available for sale security and asset impairment charges. In 2004, the non-cash amortization, depreciation and interest expense was $778,000.  The increase in net loss is partially due to a reserve for potential parts obsolescence of $1,156,000, a warranty reserve of $1,262,000, and an asset impairment charge of $1,370,000.  The additional increase in net loss is due to increased servicing of units in use at a loss per unit, increased spending to improve PHD performance, and development of new products.

Cash used in operating activities decreased in the first half of 2005 compared to the first half of 2004 is because in the first half of 2004 we increased our inventory balance by $1,524,000, while in the first half of 2005 inventory decreased by $1,998,000.  During early 2004 we were investing in our inventory of finished goods, as well as parts and consumables to support additional patients. During the past year we have reduced our inventory in finished goods.  In addition, accounts payable decreased during the first six months of 2004 by $3,021,000 while accounts payable increased by $927,000 in the first six months of 2005.  The increased cash paid to vendors in early 2004 related to manufacturing activity at the end of 2003.  Also, accrued and other liabilities decreased by $616,000 during the six months ended June 30, 2004 while accrued and other liabilities increased by $2,459,000 during the six months ended June 30, 2005. The increase in 2005 is due to the warranty reserve and production parts accruals.

Net cash provided by investing activities was $12,203,000 in the six months ended June 30, 2005, compared to net cash provided by investing activities of $3,574,000 in the six months ended June 30, 2004.  During the six-month period ended June 30, 2005, $14,438,000 of short-term investments matured or were sold and converted into cash equivalents compared to $4,778,000 during the six-month period ended June 30, 2004.

Net cash provided by financing activities was $87,000 for the six months ended June 30, 2005, compared to $52,185,000 net cash provided by financing activities in the six months ended June 30, 2004.  The decrease is primarily due to the $48.7 million in proceeds received from the Durus settlement.  During the six-month period ended June 30, 2004 we received $32.6 million in proceeds in connection with the settlement of our lawsuit against the Durus Fund.  This $32.6 million was recorded as an increase to additional paid-in capital.  As part of the settlement we also received $16.1 million in cash in exchange for zero-interest, long-term notes payable.  We imputed an interest rate of 10%, and discounted the notes to $12.6 million.  The $3.5 million discount on the notes was also recorded as an increase to additional paid-in capital.

Financing Needs

Our capital requirements have been, and will continue to be, significant.  Our capital requirements will depend on many factors, including without limitation:

•      Providing service for machines in use;

•      Manufacturing scale-up and associated costs;

•      Costs associated with establishing marketing, distribution, patient training and support networks; and

•      Continued progress in research and development.

We estimate that during the next twelve months we will spend between $30.0 million and $32.0 million for operations.  We believe that our cash, restricted cash and marketable securities of $24.6 million at June 30, 2005 will be sufficient to finance our operations into the first quarter of 2006.

We will seek to raise additional capital for our business this year, but have no committed sources of financing at this time.  We have been successful in raising capital through equity financings on multiple occasions in the past.  However, because the Durus Fund continues to own approximately 72% of our common stock and we are still in the early stages of our commercialization efforts, we may not be able to raise the capital we will need to fund our operations beyond early 2006.  Also, due to the recent trading prices of our common stock, completion of a financing could result in significant dilution to the ownership interests of Durus and the other existing holders of our stock.

If we were unable to obtain additional financing on acceptable terms for a significant period of time, our ability to achieve our principal corporate objective, the successful launch of the PHD system, will be materially and adversely impacted and our liquidity would be severely impaired.

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

As a result of the settlement with Durus, we had an income tax obligation of $91,000 for the year ended December 31, 2004.  At June 30, 2005, the net operating losses available to offset future taxable income were approximately $149.5 million.  Net operating loss carryforwards will be used to cover a portion of any taxable income triggered under the alternative minimum tax.

The net operating loss carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our net deferred tax assets at June 30, 2005.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,”

“expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions identify forward-looking statements made by us or on our behalf.  These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation patients, clinics and other health care providers, and our ability to attract and keep new users of the PHD System; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (iii) our ability to improve the reliability of our machine and reduce service costs; (iv) market, regulatory, reimbursement and competitive conditions; (v) risks related to a failure to meet additional development and manufacturing milestones, including, without limitation, cost reduction efforts, for the PHD System on a timely basis, (vi) our ability to obtain sufficient capital on acceptable terms to run our business; (vii) risks inherent in relying on a single source third party to manufacture the PHD System; (viii) changes in Quality System Regulations requirements; and (ix) risks related to the disposition of our common stock by Durus Life Sciences Master Fund, Ltd. and its affiliates.

The forward –looking statements made in this report speak only as of the date that they are made.  We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our investments are not made for trading purposes.  Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.   Interest rate risk with respect to our investments is not significant as substantially all of such investments are in short-term U.S. dollar cash equivalents, which are by their nature less sensitive to interest rate movements, or invested in short-term securities that are held to maturity. The one security that is classified as available-for-sale has an interest rate that is reset monthly.  Over the last year we experienced a decline in value on the available-for-sale security because of rising interest rates. The decline in value was deemed other than temporary and $113,000 was recognized in income during the quarter ended June 30, 2005.   Imputed interest on the long-term notes payable was calculated using an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation.   We have a line of credit facility with a commercial bank with interest payable monthly at 75 basis points above the bank’s prime rate or LIBOR.  Because of our current cash position and ability to repay the balance on the line of credit, we are not subject to financial risk on this obligation if interest rates in the market change significantly.  A 1% change in interest rates would not have a material effect on our results of operations.

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

PART II — OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 19, 2005. At the meeting the following nominees were elected to the board of directors as Class III Directors with the nominees receiving the following votes:

	For	Withheld
Alan R. Meyer	27,779,206	1,334,277
Bernard R. Tresnowski	27,821,596	1,291,887

Each of the Class III Directors will serve for a three year term expiring at the annual meeting of shareholders of Aksys in 2008, or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2005 Annual Meeting.  No other persons were nominated or received votes for election as Aksys’ directors at the 2005 Annual Meeting.  Richard B. Egen, Lawrence D. Damron, William C. Dow and Brian J. G. Pereira each have terms of office as directors that continued after the 2005 Annual Meeting.

Item 6 - Exhibits

(10.17) Option Agreement between the Company and Laurence P. Birch

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

Aksys, Ltd.

Date: August 9, 2005	By:	/s/ William C. Dow

William C. Dow
President, Chief Executive Officer and Director

/s/ Laurence P. Birch

Laurence P. Birch
Senior Vice President and Chief Financial Officer