Form 10-Q
period 2005-09-30
AKSYS LTD
filed 2005-11-09
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares of Common Stock, $.01 Par Value, outstanding as of November 4, 2005 was 29,972,911.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,511,314	$9,419,324
Short-term held-to-maturity investments	3,121,064	15,030,779
Restricted short-term investments	—	6,666,666
Accounts receivable, less allowance for doubtful accounts of $0 and $14,739 as of September 30, 2005 and December 31, 2004, respectively	348,525	233,406
Other receivables	65,975	125,373
Inventories, net	3,843,501	5,716,320
Prepaid expenses	358,195	134,739
Deposits with vendors	1,521,434	3,467,785
Total current assets	12,770,008	40,794,392

Long-term available-for-sale investments	7,471,725	7,568,475
Restricted long-term investments	750,000	600,000
Leased assets, net	3,552,879	2,390,831
Property and equipment, net	1,308,389	1,533,091
Other assets	71,360	58,652
Total assets	$25,924,361	$52,945,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,142,876	$1,635,050
Accrued liabilities	4,174,907	2,853,257
Deferred revenue	160,113	253,575
Short-term line of credit	—	3,400,000
Other liabilities	44,655	41,344
Total current liabilities	6,522,551	8,183,226

Other long-term liabilities	611,201	117,014
Notes payable	14,695,369	13,637,770
Total liabilities	21,829,121	21,938,010

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 29,941,010 and 29,891,537 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	299,410	298,915
Additional paid-in capital	187,128,269	187,248,679
Accumulated other comprehensive income	49,718	72,326
Accumulated deficit	(183,382,157)	(156,612,489)
Total stockholders’ equity	4,095,240	31,007,431

Total liabilities and stockholders’ equity	$25,924,361	$52,945,441

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three- and nine- month periods ended September 30, 2005 and 2004.

(Unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2005	2004	2005	2004
Revenue:
Product sales	$232,794	$224,297	$331,174	$829,229
Product rentals	192,538	100,516	478,031	267,681
Service and supplies	396,977	256,018	1,032,572	665,079
Total revenue	822,309	580,831	1,841,777	1,761,989

Cost of sales:
Product sales	743,952	856,045	4,354,391	2,916,735
Product rentals	307,485	119,770	2,268,769	289,760
Service and supplies	1,620,390	1,404,834	5,104,204	4,124,126
Total cost of sales	2,671,827	2,380,649	11,727,364	7,330,621

Operating expenses:
Research and development	1,987,730	1,710,880	6,496,190	4,926,014
Sales and marketing	1,127,396	1,064,685	3,547,922	3,506,568
General and administrative	1,829,733	1,560,821	6,178,361	5,337,092
Total operating expenses	4,944,859	4,336,386	16,222,473	13,769,674

Operating loss	(6,794,377)	(6,136,204)	(26,108,060)	(19,338,306)

Other income and expense:
Recognized loss on available-for-sale security	—	—	(112,881)	—
Interest income	190,973	177,387	623,065	412,802
Interest expense	(397,021)	(345,229)	(1,153,992)	(771,522)
Total other income and expense, net	(206,048)	(167,842)	(643,808)	(358,720)

Loss before income tax expense	(7,000,425)	(6,304,046)	(26,751,868)	(19,697,026)

Income tax expense	(17,800)	(105,512)	(17,800)	(105,512)

Net loss	$(7,018,225)	$(6,409,558)	$(26,769,668)	$(19,802,538)

Net loss per share, basic and diluted	$(0.23)	$(0.21)	$(0.89)	$(0.66)

Weighted average shares outstanding	29,940,918	29,824,013	29,919,305	29,814,637

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2005 and 2004.

(Unaudited)

	Nine-month periods ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(26,769,668)	$(19,802,538)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	1,369,812	—
Depreciation and amortization	699,674	564,498
Non-cash interest expense	1,057,599	750,743
Loss on available-for-sale security	112,881	—
Changes in assets and liabilities:
Account receivable	(115,119)	44,562
Other receivables	59,398	(114,969)
Inventories	1,872,819	(993,002)
Prepaid expenses and other assets	(236,164)	(178,823)
Deposits with vendors	1,946,351	(3,370,996)
Accounts payable	507,826	(3,631,126)
Deferred revenue	(93,462)	45,306
Income tax payable	—	105,512
Accrued and other liabilities	1,530,409	(84,319)
Net cash used in operating activities	(18,057,644)	(26,665,152)

Cash flows from investing activities:
Purchases of investments	—	(42,882,176)
Purchases of restricted long-term investments	(150,000)	—
Proceeds from maturities and sales of investments	18,576,381	13,777,328
Purchases of equipment leased to others	(2,770,187)	(1,218,682)
Purchases of property and equipment	(236,645)	(612,969)
Net cash provided by (used in) investing activities	15,419,549	(30,936,499)

Cash flows from financing activities:
(Repayment) proceeds from short term line of credit	(3,400,000)	3,400,000
Proceeds from issuance of notes payable	—	16,100,000
Proceeds from issuance of common stock	130,085	134,760
Proceeds from Durus settlement	—	32,500,357
Net cash (used in) provided by financing activities	(3,269,915)	52,135,117

Net increase in cash and cash equivalents	(5,908,010)	(5,466,534)
Cash and cash equivalents at beginning of period	9,419,324	15,397,453
Cash and cash equivalents at end of period	$3,511,314	$9,930,919

Supplemental cash flow information:
Income taxes paid	$17,800	$—
Interest paid	96,393	20,779

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)                          Basis of Presentation

                                         The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2004, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the nine-month period ended September 30, 2005, are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, in arrangements where the Company charges a single monthly amount for the PHD System and service and supplies, revenue is allocated to each element based on the fair value of the element. The revenue allocated to each element is recognized separately, as it is earned, in accordance with SAB 104.

The Company recognizes revenue from product sales when the PHD System has been installed and a patient has started training.  Service and supplies are sold to customers in a monthly service agreement.  Service and supplies revenue is recognized uniformly over the term of the agreement and such revenue is not dependent on service time incurred or materials used.

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and on a long-term basis (up to 24 months) and recognizes revenue on these operating leases on a straight-line basis over the lease term. The

Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(3)                     Stock-Based Compensation

                                         The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123, as amended.

                                         The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(7,018,225)	$(6,409,558)	$(26,769,668)	$(19,802,538)
Total stock based employee compensation expense determined under fair value based method for all awards	(326,589)	(393,832)	(1,054,274)	(1,243,586)
Pro forma net loss	$(7,344,814)	$(6,803,390)	$(27,823,942)	$(21,046,124)

Loss per share as reported	$(0.23)	$(0.21)	$(0.89)	$(0.66)
Pro forma loss per share	$(0.25)	$(0.23)	$(0.93)	$(0.71)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS 123R to be effective for fiscal years beginning after June 15, 2005.  SFAS 123R supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation costs over the requisite service period based on fair values measured on the respective grant dates.  Aksys is evaluating the requirements of SFAS 123R and has not determined the effect of the new standard on earnings; however, expense under the new standard could be higher than amounts disclosed above. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, therefore, the effect on diluted earnings per share could change.

(4)           Investments

As of September 30, 2005, investments consisted of U.S. government securities, U.S. government agency securities and investment grade corporate debt securities, each with a term of less than five years.

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

All short-term investments are classified as held-to-maturity because the Company has the ability and intent to hold these securities until maturity.  Long-term available-for-sale investments consist of a long-term U.S. government agency security with a contractual maturity date of February 17, 2009 and a market value of approximately $7.5 million at September 30, 2005. During the nine-month period ended September 30, 2005, the Company recognized a loss of $113,000 because the decline in value of this security was deemed other-than-temporary.  The unrealized loss was previously included in other comprehensive income.

On September 27, 2005, the Company repaid its Line of Credit obligation of $3.4 million.  Under the Line of Credit, the Company was required to maintain a minimum balance in its investment account as collateral. This balance was approximately $6.7 million as of September 26, 2005.  Repayment of the Line of Credit removed the restriction on this $6.7 million of short-term investments (See Note 8).

In addition, the Company is required to maintain a Letter of Credit to secure its building lease.  The Company has a restricted cash balance of $750,000 as collateral for the Letter of Credit.  This cash balance is classified as a restricted long-term investment to match the term of the lease.

(5)                        Inventories

                                         Inventories are stated at the lower of weighted average cost or market.  The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.  The inventory balance consists of the following:

	September 30, 2005	December 31, 2004
PHD machines - finished goods	$1,655,500	$4,504,500
PHD machines - spare parts	1,139,241	876,396
Consumables	458,587	330,101
Raw materials	590,173	5,323
	$3,843,501	$5,716,320

The cost of producing the PHD machine is currently in excess of its market price.  During the quarter ended September 30, 2005, 23 PHD machines were produced and purchased and a lower of cost or market inventory adjustment of $130,000 was recorded as product cost of sales.   During the quarter ended September 30, 2004, no inventory adjustment was recorded because no units were manufactured during that quarter.

At September 30, 2005, the Company’s reserve for excess and obsolete parts and consumables inventory was $985,000 compared to $340,000 as of December 31, 2004. The increase is due to the purchase of excess or obsolete production parts from the manufacturer of the PHD machine. During the quarter ended June 30, 2005, the Company estimated that certain production parts, purchased by the manufacturer of the PHD machine on the Company’s behalf, had become obsolete.  At that time, the Company had a deposit with the manufacturer and a reserve of $1,076,000 as a short-term liability to properly value the deposit.  The Company purchased $1,977,000 of these production parts during the quarter ended September 30, 2005, applied their cost against the deposit and reclassified $851,000 of the liability to the excess and obsolete inventory reserve to properly value inventory on hand. The reserve is reduced in the period in which certain parts and consumable supplies are utilized or discarded.

                                         In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No.151 is an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

(6)                        Financing Activities

Settlement of Durus Litigation

In January 2004, the Company settled its Section 16 claim against the Durus Life Sciences Master Fund Ltd. for $4.6 million, one count of the three-count complaint filed by Aksys against the Durus Fund and other defendants in U.S. District Court in Connecticut.

In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes (“Notes”) and the earlier $4.6 million payment to settle claims under Section 16.  At June 30, 2004, the Company had received the full $48.7 million.  Under the Registration Rights Agreement between the Company and the Durus Fund, the Company agreed to pay up to $500,000 in costs with respect to any Shelf Registration required to sell the shares held by Durus.  The Company has paid $100,000 for professional services through September 30, 2005, and has a remaining accrued liability for the balance of $400,000, as of September 30, 2005.

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

The Notes are subordinated and junior in right of payment to all of the Company’s creditors, including trade creditors, and do not bear interest.  The Company may repay the Notes in cash at any time.  After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of the Company’s then-outstanding common stock, the Company may repay the Notes in stock for a limited period of time. The holders of the Notes did not own less than 10% of the Company’s stock as of September 30, 2005.  Any stock issued in repayment of the Notes will be entitled to registration rights pursuant to the Registration Rights Agreement.  The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009.  If the Company elects to repay the Notes in stock, the number of shares that must be delivered for payment will be determined based on the average of the closing prices of the Company’s common stock on the Nasdaq National Market over the twenty trading days preceding the election to repay in stock.  The Notes will also become due and payable in cash upon a change of control.  In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, the Company is required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) the Company’s stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount to be repaid.

(7)           Liquidity and Capital Resources

The Company’s capital requirements have been, and will continue to be, significant.  The Company’s capital requirements will depend on many factors, including without limitation:

•                    Providing service for machines in use;

•                    Manufacturing scale-up and associated costs;

•                    Costs associated with establishing and operating marketing, distribution, patient training and support networks; and

•                    Continued progress in research and development.

The Company estimates that during the next twelve months it will spend between $30.0 million and $32.0 million for operations.  The Company believes that cash and liquid investments of $14.1 million at September 30, 2005 are only sufficient to finance operations into the first quarter of 2006.

The Company is seeking to raise the additional capital required to fund commercial activities beyond the first quarter of 2006 but has no committed sources of financing at this time.  Because the Durus Fund continues to own approximately 72% of its common stock and the Company is still in the early stages of its commercialization efforts, the Company may not be able to raise the capital it will need on terms acceptable to the Company, or at all.  Also, due to the recent trading prices of the Company’s common stock, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of Durus and the other existing stockholders.

If the Company is unable to obtain additional financing on acceptable terms, its ability to operate its business will be materially and adversely impacted and its liquidity would severely impaired, giving rise to substantial doubt regarding its ability to continue as a going concern beyond the first quarter of 2006.  In the event the Company is not able to raise capital in the near term, it may need to reduce the scope of its operations to conserve cash.

(8)                                 Line of Credit

On June 17, 2004, the Company entered into a Line of Credit Note (the “Line of Credit”), by and among the Company, as borrower thereunder (the “Borrower”), and Bank One, NA, as lender.  The Line of Credit provided for an eighteen-month credit facility consisting of an aggregate $6.0 million revolving line of credit, which was scheduled to mature on December 31, 2005.  The Line of Credit bore interest at the bank’s prime rate or at LIBOR plus a margin of 0.75%.  Under the Line of Credit, the Company and its subsidiaries were subject to restrictions on selling or transferring assets and making certain investments, including acquisitions. Proceeds from the Line of Credit were used as a deposit to the manufacturer of the PHD System for parts purchased on the Company’s behalf to be used in future production, pursuant to the agreement with that vendor the Company was required to maintain a minimum balance in its investment account as collateral for the Line of Credit.  The amount of collateral required was dependant on the type of investments in the account.   On September 27, 2005, the Company decided to repay in full the $3.4 million previously outstanding under the Line of Credit and cancel the Line of Credit thereby eliminating the restriction on $6.7 million of short-term investments.

(9)           Income Taxes

As a result of the settlement with Durus, the Company incurred an income tax obligation for the year ended December 31, 2004.  The Company recorded income tax expense of $106,000 as of September 30, 2004 and an additional $18,000 as of September 30, 2005 related to that tax obligation. Net operating loss carryforwards will be used to cover a portion of the taxable income triggered under the alternative minimum tax.

(10)         Contractual Obligations

During 2004, the manufacturer of the PHD System purchased certain parts on the Company’s behalf to be used in future production. The Company entered into a contractual obligation to purchase these parts, which had a total value of approximately $3,900,000.  In 2004, the Company paid a deposit of $3,409,000 to the manufacturer in consideration of the contract. As of June 30, 2005, the Company estimated that $1,076,000 of certain production parts had become obsolete.  The Company established a reserve as a short-term liability to properly value the deposit.  As the Company purchases and obtains title to production parts, the cost is applied to the deposit balance and the associated short-term liability is reclassified to the excess and obsolete inventory reserve.

During the third quarter of 2005, the Company purchased $1,977,000 of these production parts from the manufacturer and used $443,000 of the parts in manufacturing. A portion of the parts, $590,000, will be used in future production and the remaining $944,000 of parts purchased were obsolete. A portion of the corresponding reserve on the deposit, $851,000, was transferred from short-term liabilities to the excess and obsolete inventory reserve to properly value this inventory at September 30, 2005. The remaining obsolete parts of $93,000 had been destroyed and the liability was reduced in the second quarter of 2005. The remaining deposit balance with this vendor was $1,432,000 and the balance of the corresponding reserve in short-term liabilities was $225,000 at September 30, 2005. The Company intends to apply this reserve to any production parts not used by the manufacturer and that have no alternative use as spare parts. The Company believes that the majority of the remaining production parts will be used in manufacturing by March 31, 2006.

The PHD System is manufactured by Delphi Medical Systems Corporation (“Delphi”).  On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code.  The ultimate effect of the bankruptcy on the Company's relationship with Delphi is unclear. The Company has a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory that is located at Delphi’s warehouses.  The Company will continue to monitor the potential impact of the bankruptcy on its business and financial relationship with Delphi (including its inventory and deposit relationship).

(11)         Long-lived Assets to be Held or Used

All machines purchased by the Company are first recorded as inventory since their ultimate use is not determined upon completion of production. Upon determination of use, the Company transfers the assets from inventory to either leased assets or fixed assets depending on whether they are to be leased to customers or used as demonstration models or for internal testing and training.

Depreciation on leased assets is included in the “product rentals” line of “cost of sales” in the Statements of Operations. Depreciation on machines used as demonstration models or for product testing is included in the “sales and marketing” or “research and development” line, respectively, of “operating expenses” in the Statements of Operations.  Depreciation on machines used for internal training is included in the “service and supplies” line of “cost of sales” in the Statements of Operations since these machines are used to train the field technicians.

The Company follows SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires a company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset.

During the nine months ended September 30, 2005, the Company recorded an impairment charge of $1,370,000 to leased assets. In the fourth quarter of 2004 we decided to replace a component in certain machines already in service.  Certain older machines could not be retrofitted with a new stainless steel component part without significant modification to the machine. The Company began to investigate the cost associated with retrofitting the older machines and during the first quarter of 2005 decided it was cost prohibitive.  The Company estimated when each machine with the existing plastic component would be taken out of service based on the remaining inventory of plastic component parts as well as the expected date of future enhancements, which would result in a newer version of the machine.  The Company determined the older rental machines would gradually be replaced with newer machines through December 2006.

Since the Company determined that the machines would be disposed of before the end of their previously estimated useful life, the asset group was tested for recoverability.  The Company analyzed the undiscounted cash flows expected from these rental machines over their remaining life, and determined that the total was less than the carrying amount of the asset group.  The impairment charge is the difference between the carrying amount and the fair value, determined using the expected present value of future cash flows, as set forth in FASB Concepts Statement 7. The new asset value is being amortized over the remaining life. The impaired rental machines, which will be taken out of service and replaced with a new model of the machine, will be disposed of, as they have no resale or residual value.

The impairment charge is included in the “product rentals” cost of sales category of the Company’s Statement of Operations and the line “impairment charge” on the Statement of Cash Flows for the nine months ended September 30, 2005.

Additionally, the Company has revised the useful life of similar machines classified within property and equipment, which are utilized for internal training and testing purposes, and depreciation has been accelerated on these machines.

(12)         Significant Estimate for Product Warranty

The Company provides maintenance as part of its service and supplies agreements with customers.  When circumstances are identified whereby the scope of service to the machine extends beyond the normal cost of service and supply contracts, the Company performs a specific analysis to determine the extent of service required.  In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a loss to cost of sales once the excess cost is probable and estimable.

During the fourth quarter of 2004 the Company discovered that one component part did not meet performance requirements and began to fail.  At that time, a product warranty reserve of $652,000 was established for replacement of this component part.

In the quarter ended June 30, 2005, the Company established a product warranty reserve of $1,262,000 for PHD machines that have been sold as these machines will need to be gradually replaced with newer models through December 2006.  The product warranty expense is included in the “product sales” cost of sales category of the Company’s Statements of Operations for the nine months ended September 30, 2005.

The following table identifies the Company’s product warranty activity since December 31, 2004:

Product Warranty	Amount
Balance of aggregate product warranty as of December 31, 2004	$652,000
Aggregate reductions for costs incurred	(699,606)
Aggregate changes in the liability for accruals recorded during the accounting period	1,262,000
Aggregate changes in the liability for adjustments related to changes in estimates	37,699
Balance of aggregate product warranty as of September 30, 2005	$1,252,093

(13)         Comprehensive Loss

The Company follows SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income includes net income (loss), foreign currency translation adjustments and unrealized gains or losses on available for sale securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(7,018,225)	$(6,409,558)	$(26,769,668)	$(19,802,538)
Unrealized gain (loss) on available-for-sale securities	28,350	(21,156)	16,131	(21,156)
Foreign currency translation adjustment	(23,840)	878	(38,739)	(1,440)
Total comprehensive loss	$(7,013,715)	$(6,429,836)	$(26,792,276)	$(19,825,134)

As of September 30, 2005, the Company recognized a loss of $113,000 because the decline in value of its available-for-sale security was deemed other-than- temporary. The unrealized loss was previously included in other comprehensive income.

(14)         Concentration of Customers

The Company’s largest customer, Dialysis Center of Lincoln, accounted for 12% of its total revenue for the quarter ended September 30, 2005.  DaVita and Gambro each accounted for 9% of the Company’s total revenue for the quarter ended September 30, 2005. For the quarter ended September 30, 2004, the Company’s largest customer, Dialysis Center of Lincoln, accounted for 27% of its total revenue, and the Northwest Kidney Center accounted for 12% of the Company’s total revenue.

(15)         Subsequent Event

On November 1, 2005, the Company entered into a Research, Development and License Agreement (the “Research, Development and License Agreement”) with DEKA Products Limited Partnership and DEKA Research and Development Corp. (“DEKA”).

Under the Research, Development and License Agreement, DEKA will develop a next generation product for the Company consisting of certain hemodialysis equipment and related solution preparation processes.  DEKA will be compensated for its development work on a cost plus basis, which will be generally determined based upon DEKA’s costs incurred and hours spent on the project.  The Company is required to make a payment to DEKA of approximately $950,000 for services performed through December 10, 2005, subject to reconciliation to DEKA’s actual costs incurred and hours spent pursuant to the project.  Thereafter, the Company is required to make payments to DEKA of approximately $200,000 per month, again subject to periodic reconciliation to DEKA’s actual costs incurred and hours spent pursuant to the project.  The Company retains the right to terminate this development work at any time.  In addition, the Company will pay DEKA royalties based upon a percentage of net sales of products developed under the Research, Development and License Agreement (the “Product”) with the applicable percentage based upon the number of patients using such Product.

DEKA will own the intellectual property under the Research, Development and License Agreement, except that the Company shall own title to any and all intellectual property created and developed solely by the Company independent of any assistance from DEKA as a result of the Company’s own development efforts.  Under the Research, Development and License Agreement DEKA grants to the Company a license to use certain patents and technical information related to hemodialysis and solution preparation processes.

The Research, Development and License Agreement provided for the issuance to DEKA of warrants to purchase 350,000 shares of the Company’s common stock (the “Warrants”).  The Warrants become exercisable upon achievement of the following milestones: (i) 100,000 warrant shares shall vest upon a concept freeze of the Product (ii) 100,000 warrant shares shall vest upon a prototype being built for the Product (iii) 100,000 warrant shares shall vest upon transfer of the Product to a manufacturer and (iv) 50,000 warrant shares shall vest upon commercial shipment of the Product.  The Warrants have a term of ten years.  If specified dates which are targeted for reaching milestones in the Research, Development and License Agreement are not achieved warrants to purchase up to 120,000 shares of the Company’s common stock may be forfeited by DEKA. The exercise price of the Warrants is $1.62 per share, the average of the high and low trading price of the Company’s common stock on the NASDAQ National Market System on the date of execution of the Research, Development and License Agreement.

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

We are pursuing a number of initiatives in key areas of our business.  These initiatives are designed to help attract new patients, reduce manufacturing costs, improve machine performance and reduce service costs.  We have increased the size of our sales team and are pursuing several programs to attract clinics and patients. Together with the manufacturer of the PHD System, we are identifying ways to reduce manufacturing costs, and by the middle of 2006 our goal is to reduce the manufacturing cost to be below the selling price for the first time.   Significant resources are also being devoted to improving machine performance, with the goal of reducing the frequency of service calls and reducing service costs.  We are also focusing sales on specific geographic areas to further reduce the cost and time associated with providing quality service.

Our ability to add new clinics and patients is affected by several factors, such as the number of new patients a particular clinic can service, the status of that clinic’s home certification and the length of time required to train nurses and patients.  These factors influence the pace at which we can add additional clinics and patients.

In addition to patient outcome, clinics consider reimbursement options when deciding whether or not to implement a home program.  Effective January 1, 2005, the Medicare composite rate for a dialysis treatment increased 1.6%. The actual amount varies by geography. The composite payment rates now also include a drug add-on adjustment, rather than a separate reimbursement rate for drug usage.  In addition, effective April 1, 2005, each ESRD facility’s rate is case-mix adjusted based on certain patient characteristics.  The changes to Medicare reimbursement should improve the economics of the PHD System for clinics and could influence their decision to use the PHD System.  Further changes in reimbursement are also under consideration by the government, including the possible bundling of reimbursement for dialysis treatment, drugs and lab tests into a composite rate.  We believe that these changes may further improve economics of the PHD System for clinics, but at this time the substance and timing of any such changes are uncertain.

Service and supplies revenue and cost during the period ended September 30, 2005, directly relate to the number of PHD Systems in use. As of September 30, 2005, there were 163 patients on the PHD System.  Service and supplies revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, which is not dependent on service time incurred or materials used.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians 24 hours a day, seven days a week.

Aksys has programs with eight of the top ten dialysis providers in the United States, and an increasing number of doctors and clinic administrators are interested in home treatment programs. One trend we are watching in our industry, however, is the consolidation of major providers. Ownership of dialysis clinics in the United States is highly concentrated and is expected to become further concentrated in the near future.  Giving effect to DaVita’s acquisition of Gambro’s dialysis business and, upon the completion of Fresenius’ acquisition of Renal Care Group’s dialysis business, DaVita and Fresenius will control approximately 28% and 35% of the United States dialysis clinics, respectively.  Each of Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates or by competitors of Aksys with whom DaVita or Fresenius may have contractual relationships. Aksys’ ability to market the PHD System to a significant percentage of the dialysis clinics will depend on its ability to develop and maintain relationships with one or both of these companies.

Our largest customer, Dialysis Center of Lincoln, accounted for 12% of our total revenue for the quarter ended September 30, 2005.  DaVita and Gambro each accounted for 9% of our total revenue for the quarter ended September 30, 2005. For the quarter ended September 30, 2004, our largest customer, Dialysis Center of Lincoln, accounted for 27% of total revenue, and the Northwest Kidney Center accounted for 12% of our total revenue.

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

Comparison of Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

For the three-month period ended September 30, 2005, we reported a net loss of $7,018,000 ($0.23 per share) compared with a net loss of $6,410,000 ($0.21 per share) for the three-month period ended September 30, 2004.  The factors contributing to the increase in net loss are discussed below.

Revenue   Revenue for the three-month period ended September 30, 2005 was $822,000, an increase of $241,000 or 42% from $581,000 in the comparable period of 2004. Revenue generated from sales of machines was $233,000 for the quarter ended September 30, 2005, an increase of $9,000 or 4% from $224,000 for the quarter ended September 30, 2004.  Rental revenue for the quarter ended September 30, 2005 was $193,000, an increase of $92,000 or 91% from $101,000 for the quarter ended September 30, 2004.  Service and supplies revenue for the three-month period ended September 30, 2005 was $397,000, an increase of $141,000 or 55% from $256,000 for the three-month period ended September 30, 2004.

Product revenue from units sold is recorded when the PHD System has been installed and a patient has started training, whereas rental revenue from operating leases is recognized over the duration of the lease, starting when the machine is installed and the patient starts training. Changes in the number of units sold will have a more significant impact on revenue than changes in the number of rental units. We will continue to extend renting as an option to our customers as we continue to work to increase market acceptance of our product.

While there have been no material changes to our monthly rental price over the past two years, rental revenue and service and supplies revenue has increased as our patient base has continued to grow.  The following table shows patient growth by quarter.

Date	Number of Patients
June 30, 2004	82
September 30, 2004	106
December 31, 2004	121
March 31, 2005	126
June 30, 2005	149
September 30, 2005	163

Cost of sales   Total cost of sales for the three-months ended September 30, 2005 was $2,672,000, an increase of $291,000 or 12% from $2,381,000 in the comparable period of 2004.

Product sales cost of sales was $744,000 for the three-month period ended September 30, 2005, a decrease of $112,000 or 13% from $856,000 for the comparable period in 2004. The decrease in product sales cost of sales is due to a decrease in charges for obsolete inventory and a decrease in manufacturing support expenses, offset by an increase in the inventory adjustment to value the PHD machines produced and purchased at the lower of cost or market.  Manufacturing support decreased because of lower personnel costs and a decrease in the manufacturer’s overhead charges.  We manufactured 23 PHD machines during the current quarter while there were no new machines produced during the three months ended September 30, 2004.  In the three-month period ended September 30, 2005 we recorded an inventory adjustment of $130,000 to value the PHD machines produced and purchased at the lower of cost or market; there was no adjustment required in the third quarter of 2004.

Product rentals cost of sales was $308,000 for the quarter ended September 30, 2005, an increase of $188,000 or 157% from $120,000 for the quarter ended September 30, 2004. The increase is due to additional depreciation expense for a greater number of rental machines in the third quarter of 2005 compared to the same period of 2004.  In addition, freight associated with placing rental machines in patients’ homes increased because of the additional machines in service.

The PHD System is manufactured by Delphi Medical Systems Corporation (“Delphi”).  On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code.   The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory that is located at Delphi’s warehouses.  We will continue to monitor the potential impact of the bankruptcy on our business and financial relationship with Delphi (including our inventory and deposit relationship).

The cost of producing the PHD System is currently in excess of its market price.  Our goal is to reduce the cost to below the selling price by the middle of 2006.  We expect to rely primarily on reducing in the production costs of the PHD System in order to realize a positive gross margin on sales of the PHD System.

Service and supplies costs for the three-months ended September 30, 2005 were $1,620,000, an increase of $215,000 or 15% from $1,405,000 for the same period in 2004.  The majority of these costs are for field service personnel to service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff. In addition, the cost of consumable supplies and replacement parts increases with additional units in service. Service and supplies costs have increased compared to the same period in 2004 because of additional patients using the PHD system.

The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  We expect that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.   In addition, we are working to improve the performance of our machines. As performance improves, we expect that fewer service calls will be required which should further reduce the per-unit cost of service. Performance of our machine, however, may not improve.  If performance of our machine does not improve, we may not be able to reduce the per-unit cost of service.

We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot be certain that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales or service of the PHD System in the future.

Operating expenses   Operating expenses for the three-month period ended September 30, 2005 were $4,945,000, an increase of $609,000 or 14% from $4,336,000 for the comparable period in 2004.  Fluctuations in each specific area are discussed below.

Research and development expenses for the quarter ended September 30, 2005 were $1,988,000, an increase of $277,000 or 16% from $1,711,000 for the same period in 2004. The increases are primarily due to costs associated with advancing PHD performance and new product development.

Sales and marketing expenses for the quarter ended September 30, 2005 were $1,127,000, an increase of $62,000 or 6% from $1,065,000 for the quarter ended September 30, 2004. Advertising expenses increased slightly compared to the prior year.

General and administrative expenses for the quarter ended September 30, 2005 were $1,830,000 compared to $1,561,000 in the quarter ended September 30, 2004, an increase of $269,000 or 17%.  The increase from the quarter ended September 30, 2004 is attributable to increases in contract labor for information technology and professional fees.

Other income and expense   Other expense for the three-months ended September 30, 2005 increased by $38,000 or 23% to a net expense of $206,000 from a net expense of $168,000 in the prior year’s quarter.  The increase is mainly due to increased amortization of our zero coupon notes, partially offset by increased interest income.

Income tax expense   Income tax expense for the three months ended September 30, 2005 was $18,000 compared to $106,000 in the prior year.  The tax expense recorded in the third quarter of 2005 and 2004 relates to AMT tax paid principally from the taxable income generated from the Durus settlement.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

For the nine-month period ended September 30, 2005, we reported a net loss of $26,770,000 ($0.89 per share) compared with a net loss of $19,803,000 ($0.66 per share) for the nine-month period ended September 30, 2004.  The factors contributing to the increase in net loss are discussed below.

Revenue   Revenue for the nine-month period ended September 30, 2005 was $1,842,000, an increase of $80,000 or 5% from $1,762,000 in the comparable period of 2004. Revenue generated from sales of machines was $331,000 for the nine months ended September 30, 2005, a decrease of $498,000 or 60% from $829,000 for the nine months ended September 30, 2004.  Rental revenue for the nine months ended September 30, 2005 was $478,000, an increase of by $210,000 or 78% from $268,000 for the nine months ended September 30, 2004.  Service and supplies revenue for the nine-month period ended September 30, 2005 was $1,033,000, an increase of $368,000 or 55% from $665,000 for the nine months ended September 30, 2004.

Product revenue from units sold is recorded when the PHD System has been installed and a patient has started training whereas rental revenue from operating leases is recognized over the duration of the lease, starting when the machine is installed and the patient starts training. Changes in the number of units sold will have a more significant impact on revenue than changes in the number of rental units. We will continue to extend renting as an option to our customers as we continue to work to increase market acceptance of our product.

While there have been no material changes to our monthly rental price over the past two years, rental revenue and service and supplies revenue has increased as our patient base has continued to grow.  The following table shows patient growth by quarter.

Date	Number of Patients
December 31, 2003	67
September 30, 2004	106
December 31, 2004	121
September 30, 2005	163

Cost of sales   Total cost of sales for the nine months ended September 30, 2005 was $11,727,000, an increase of $4,396,000 or 60% from $7,331,000 in the comparable period of 2004.

Product sales cost of sales was $4,354,000 for the nine months ended September 30, 2005, an increase of $1,437,000 or 49% from $2,917,000 for the comparable period of 2004.  In the first nine months of 2005 we recorded a product warranty reserve for $1,262,000 and an increase to the reserve for obsolete parts purchased by the manufacturer of the PHD system of $1,038,000.  These increases are partially offset by a decrease in the inventory adjustment to value the PHD machines produced and purchased at the lower of cost or market of $229,000 from $363,000 recorded in the nine months ended September 30, 2004 to $134,000 recorded in the first nine months of 2005.  In addition, the cost of units sold decreased by $389,000, proportionate to the decrease in revenue from units sold.

Product rentals cost of sales was $2,269,000 for the nine months ended September 30, 2005, an increase of $1,979,000 or 683% from $290,000 for the nine months ended September 30, 2004. During the first quarter of 2005, we made a decision to replace certain older machines in leased assets with newer models by December of 2006.  The previous useful life estimate has been revised for these machines.  An impairment charge of $1,370,000 was recorded in the first nine months of 2005 to product rentals cost of sales to adjust the carrying amount of these rental machines to fair value.  In addition, depreciation expense increased because of an increase in the number of machines within leased assets. Depreciation expense increased by $327,000 or 153% from $214,000 for the nine months ended September 30, 2004 to $541,000 for the nine months ended September 30, 2005.

The PHD System is manufactured by Delphi.  On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code.  The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory that is located at Delphi’s warehouses.   We will continue to monitor the potential impact of the  bankruptcy on our business and financial relationship with Delphi  (including our inventory and deposit relationship).

The cost of producing the PHD System is currently in excess of its market price.  Our goal is to reduce the cost to below the selling price by the middle of 2006.  We expect to rely primarily on reductions in the production costs of the PHD System in order to realize a positive gross margin on sales of the PHD System.

Service and supplies costs for nine months ended September 30, 2005 were $5,104,000, an increase of $980,000 or 24% from $4,124,000 for the same period in 2004. The majority of these costs are for field service personnel to service PHD machines and for the clinical support staff necessary to train the customers’ nursing staff. In addition, the cost of consumable supplies and replacement parts increases with additional units in service. Service and supplies costs have increased compared to the same period in 2004 because of additional patients using the PHD system.  Also in the second quarter of 2005 we recorded a reserve of $118,000 for estimated obsolescence of replacement parts in inventory.

The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold.  We expect that as more PHD machines are placed in those geographical areas, the per-unit cost of services and supplies will decrease.  In addition, we are working to improve the performance of our machines. As performance improves, we expect that fewer service calls will be required which should further reduce the per-unit cost of service.   Performance of our machine, however, may not improve.  If performance of our machine does not improve, we may not be able to reduce the per-unit cost of service.

We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot be certain that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales or service of the PHD System in the future.

Operating expenses   Operating expenses for the nine-month period ended September 30, 2005 were $16,222,000, an increase of $2,452,000 or 18% from $13,770,000 for the comparable period in 2004.  Fluctuations in each specific area are discussed below.

Research and development expenses for the nine months ended September 30, 2005 were $6,496,000, an increase of $1,570,000 or 32% from $4,926,000 for the same period in 2004. The increases are primarily due to costs associated with advancing PHD performance and new product development.

Sales and marketing expenses for the nine months ended September 30, 2005 were $3,548,000, an increase of $41,000 or 1% from $3,507,000 for the nine months ended September 30, 2004.   The increase in personnel additions was offset by a decrease in marketing promotions.

General and administrative expenses for the nine months ended September 30, 2005 were $6,178,000 compared to $5,337,000 for the nine months ended September 30, 2004, an increase of $841,000 or 16%.  The increase is due to increases in contract labor for information technology and documentation and testing associated with SarbanesOxley section 404 requirements  and professional fees.

Other income and expense Other expense for the nine-months ended September 30, 2005 increased by $285,000 or 79% to a net expense of $644,000 from a net expense of $359,000 in the prior year.  The increase is mainly due to the $113,000 recognized loss on the available-for-sale equity security recorded in the second quarter of 2005, and a full nine months of amortization of our zero coupon notes, compared to seven months in 2004. The interest expense is partially offset by increased interest income.

Income tax expense    Income tax expense for the nine-month period ended September 30, 2005 decreased by $88,000 to $18,000 for 2005 from $106,000 in the prior year. The tax expense recorded in the third quarter of 2005 and 2004 relates to AMT tax paid principally from the taxable income generated from the Durus settlement.

Partnership Agreements

We added three clinic partnership agreements during the quarter ended September 30, 2005, bringing the total number of partnership agreements signed to date to 51.  The activity level under these agreements varies from clinic to clinic.  Some agreements are associated with multiple clinics and have several patients using the PHD System.  Conversely, some of our agreements may not be associated with any patients because they are new and are beginning to develop the patient base, and some agreements may be inactive.  We define an agreement as inactive if there have not been any patients for six months and we do not foresee adding any patients in the near future.  A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement.  In order to qualify for Medicare reimbursement, the customer must become home certified.  We provide training to the clinics, which then provide training to patients. Also, we are available to support clinics or patients 24 hours a day, seven days a week.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through public and private sales of securities and proceeds from our settlement with the Durus fund.  At September 30, 2005, cash and short-term investments consisted of cash and cash equivalents of $3,511,000 and unrestricted marketable short-term investments of $3,121,000.   In

addition, at September 30, 2005, we had a long-term available-for-sale investment of $7,472,000 and restricted long-term investments of $750,000.

Net cash used in operating activities was $18,058,000 in the nine-months ended September 30, 2005, compared to $26,665,000 for the nine-months ended September 30, 2004, a decrease of $8,607,000 or 32%.

The net loss in the nine months ended September 30, 2005 increased to $26,770,000 from $19,803,000 in the nine months ended September 30, 2004, an increase of $6,967,000 or 35%.  Included in the 2005 net loss is $3,240,000 in non-cash depreciation and amortization, interest expense, recognized loss on available for sale security and asset impairment charges. In 2004, the non-cash amortization, depreciation and interest expense was $1,315,000.  The increase in net loss is also partially due to a reserve for estimated parts obsolescence of $1,038,000 and a warranty reserve of $1,262,000.  The additional increase in net loss is due to increased servicing of units in use at a loss per unit, increased spending to improve PHD performance, and development of new products.

Cash used in operating activities decreased in the first nine months of 2005 compared to the same period of 2004 by $8,607,000 because in 2004 we increased our inventory balance by $993,000, while in 2005 inventory decreased by $1,873,000.  During early 2004 we were investing in our inventory of finished goods, as well as parts and consumables to support additional patients. During the past year we have reduced our inventory in finished goods.  In addition, accounts payable decreased during the first nine months of 2004 by $3,631,000 while accounts payable increased by $508,000 in the first nine months of 2005.  The increased cash paid to vendors in early 2004 related to manufacturing activity at the end of 2003. Deposits with vendors decreased by $1,946,000 in nine months of September 30, 2005 compared to an increase of $3,371,000 for the nine months ended September 30, 2004.  In 2004, the Company made a deposit of $3,409,000 to the manufacturer of the PHD System for parts purchased on our behalf to be used in production.  During the third quarter of 2005, we decreased the deposit by $1,946,000 for parts purchased and parts used in production of the PHD machine. Also, accrued and other liabilities decreased by $84,000 during the nine months ended September 30, 2004 while accrued and other liabilities increased by $1,530,000 during the nine months ended September 30, 2005. The increase in 2005 is due to the accrued costs associated with improvement of the PHD machines, warranty reserve and production parts accruals.

Net cash provided by investing activities was $15,420,000 in the nine months ended September 30, 2005, compared to net cash used in investing activities of $30,936,000 in the nine months ended September 30, 2004.  The change in investment activities is due to purchases of $42,882,000 of marketable securities during the nine months ended September 30, 2004 compared to no investment purchases during the nine months ended September 30, 2005.  In addition, proceeds from short-term investments that matured or were sold and converted to cash equivalents increased to $18,576,000 for the nine months ended September 30, 2005, from $13,777,000 in the prior year period.  The change is offset by an increase in leased assets of $2,770,000 for the nine months ended September 30, 2005 compared to $1,219,000 for the nine months ended September 30, 2004, due to an increase in the number of machines in rental pool.

Net cash used in financing activities was $3,270,000 for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $52,135,000 for the nine months ended September 30, 2004.  The decrease is primarily due to the $48.7 million in proceeds received from the Durus settlement.  During the nine-month period ended September 30, 2004 we received $32,500,000 in proceeds in connection with the settlement of our lawsuit against the Durus Fund.  This $32,500,000 was recorded as an increase to additional paid-in capital.  As part of the settlement we also received $16,100,000 million in cash in exchange for zero-interest, long-term notes payable.  We imputed an interest rate of 10%, and discounted the notes to $12,600,000.  The $3,500,000 discount on the notes was also recorded as an increase to additional paid-in capital.  During the third quarter ended September 30, 2005, we repaid a $3,400,000 short-term line of credit with cash.

Financing Needs

Our capital requirements have been, and will continue to be, significant.  Our capital requirements will depend on many factors, including without limitation:

•                    Providing service for machines in use;

•                    Manufacturing scale-up and associated costs;

•                    Costs associated with establishing and operating marketing, distribution, patient training and support networks; and

•                    Continued progress in research and development.

We estimate that during the next twelve months we will spend between $30.0 million and $32.0 million for operations.  We believe that cash and liquid investments of $14.1 million at September 30, 2005 are only sufficient to finance operations into the first quarter of 2006.

We are seeking to raise the additional capital required to fund commercial activities beyond the first quarter of 2006 but have no committed sources of financing at this time.  Because the Durus Fund continues to own approximately 72% of our common stock and we are still in the early stages of our commercialization efforts, we may not be able to raise the capital we will need on terms acceptable to us, or at all.  Also, due to the recent trading prices of our common stock, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of Durus and the other existing stockholders.

If we are unable to obtain additional financing on acceptable terms, our ability to operate our business will be materially and adversely impacted and our liquidity would severely impaired, giving rise to substantial doubt regarding our ability to continue as a going concern beyond the first quarter of 2006.  In the event we are not able to raise capital in the near term, we may need to reduce the scope of our operations to conserve cash.

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

As a result of the settlement with Durus, we had an income tax obligation of $123,000 for the year ended December 31, 2004.  At September 30, 2005, the net operating losses available to offset future taxable income were approximately $156,500,000.  Net operating loss carryforwards will be used to cover a portion of any taxable income triggered under the alternative minimum tax.

The net operating loss carryforwards expire at various dates beginning in 2012.  As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our net deferred tax assets at September 30, 2005.

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  The words “believes,” “expects,” “estimates,” “anticipates,” and “will be,” and similar words or expressions identify forward-looking statements made by us or on our behalf.  These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause such a difference include, but are not limited to, the following: (i) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation patients, clinics and other health care providers, and our ability to attract and keep new users of the PHD System; (ii) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (iii) our ability to improve the reliability of our machine and reduce service costs; (iv) market, regulatory, reimbursement and competitive conditions; (v) risks related to a failure to meet additional development and manufacturing milestones, including, without limitation, cost reduction efforts, for the PHD System on a timely basis; (vi) our  ability to obtain sufficient capital on acceptable terms to run our business; (vii) risks inherent in relying on a single source third party to manufacture the PHD System; (viii) changes in Quality System Regulations requirements; (ix) risks related to the disposition of our common stock by Durus Life Sciences Master Fund, Ltd. and its affiliates; and (x) risks related to Delphi’s business reorganization under chapter 11 of the U.S. Bankruptcy Code.

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

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 - Exhibits

(10.18) Research, Development and License Agreement dated as of October 24, 2005 by and among Aksys, Ltd., DEKA Products Limited Partnership and DEKA Research and Development Corp.(1)

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.

Date: November 9, 2005	By:	/s/ William C. Dow

William C. Dow
President, Chief Executive
Officer and Director

/s/ Laurence P. Birch

Laurence P. Birch
Senior Vice President and
Chief Financial Officer