Form 10-K
period 2005-12-31
AKSYS LTD
filed 2006-04-14
CIK 902600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
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

Former name, former address and former fiscal year, if changed since the last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share, and related preferred stock purchase rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                      Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,635,000 as of June 30, 2005, based on the closing sale price of $1.99 as reported by the Nasdaq National Market. This calculation of market value has been made for the purpose of this report only and should not be considered as an admission or conclusion by the registrant that any person is or is not in fact an affiliate of the registrant.

As of March 20, 2006, the registrant had 32,177,574 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement, which will be filed within 120 days after December 31, 2005 are incorporated by reference into Part III of this Form 10-K.

AKSYS, LTD.

PART I

Item 1.        Business

Note on Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. The words “believes”, “expects”, “estimates”, “anticipates”, “will be” and similar words or expressions identify forward-looking statements made by us or on our behalf. These forward-looking statements reflect our views as of the date they were made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. We believe factors that could cause such a difference include, but are not limited to, the following: (i) our ability to obtain additional capital on acceptable terms and in a sufficient amount to run our business; (ii) uncertainties regarding our ability to maintain compliance with the Nasdaq Capital Market’s continued listing requirements; (iii) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (iv) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (v) risks related to quality control issues and consistency of service applicable to the PHD System; (vi) market, regulatory reimbursement and competitive conditions; (vii) risks related to the failure to meet additional development and manufacturing milestones for the current or next-generation PHD System on a timely basis, including, without limitation, manufacturing and servicing cost reduction efforts; (viii) risks inherent in relying on third parties to manufacture the current PHD System or develop the next-generation PHD System; (ix) changes in QSR requirements; (x) risks and uncertainties relating to the DEKA agreement; (xi) risks and uncertainties relating to the Delphi Medical Systems Corporation (“Delphi”) bankruptcy; and (xii) risks related to our relationship with the Durus Life Sciences Master Fund, Ltd. (“the Durus fund”) and its affiliates.

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

On March 31, 2006 we executed definitive agreements that provide us with additional capital to support our ongoing operations and restructure our current relationship with the Durus fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Financing Activities”.

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

We estimate that over $27.3 billion was spent in the U.S. during 2003 for the treatment of patients suffering from ESRD, of which more than $7 billion was directly related to dialysis treatment. Based upon information published by United States Renal Data System (“USRDS”), the approximate number of ESRD patients in the United States requiring dialysis treatments has grown from 66,000 at the end of 1982 to an estimated 325,000 at the end of 2003. The current estimated annual growth rate of ESRD patients in the U.S. is approximately 5%. In addition, it is estimated that there were approximately 565,000 dialysis patients in Europe and Japan at the end of 2004. We believe that the sustained growth in the ESRD population, especially in the United States, has been caused by (i) the aging of the population (the median age of newly diagnosed ESRD patients in the United States is 65), (ii) the increased incidence of diabetes and hypertension, (iii) the longer average life expectancy of patients with diabetes and hypertension (two patient groups at high risk for ESRD), (iv) the relatively higher growth in the general population of certain ethnic subsets that have a higher incidence of ESRD, (v) competing risk  (i.e., with the decline in vascular diseases of the heart, there is a rise in vascular diseases of the kidney), and (vi) a possible increase in the use of medications that damage the kidneys.

Given the expense of kidney dialysis treatments and the lack of effective alternative therapies, in 1972 Congress enacted legislation providing for Medicare funding for all eligible patients with ESRD regardless of age or financial circumstances. Under this program, after the first 30 months of treatment, Medicare is responsible for payment of 80% of the rate set by the Centers for Medicare and Medicaid Services (“CMS”) for reimbursement of outpatient dialysis. Although this program made dialysis available to virtually all patients in need of treatment, the cost of funding the program grew rapidly, quickly exceeding original expectations. In an effort to hold down these costs, Congress, in 1983, capped the Medicare reimbursement rate for outpatient dialysis at approximately $21,000 per patient per year, and has approved only modest increases since then. The costs of operating dialysis centers, however, such as capital, labor and facility overhead, have continued to rise. These circumstances have forced dialysis providers to seek ways to reduce dialysis treatment costs.

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

Medicare generally is the primary payer for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payer for ESRD patients during the 30-month coordination period if, before becoming eligible for Medicare on the basis of ESRD, the patient was already age 65 or over (or eligible for Medicare based on disability) unless covered by an employer group health plan (other than a “small” employer plan) because of current employment. This rule eliminates for many dual-eligible beneficiaries the 30-month coordination period during which the employer plan would serve as primary payer and reimburses health care providers at a rate that we believe may be higher than the Medicare composite rate. The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both age (or disability) and ESRD have been the subject of frequent legislative and regulatory changes in recent years and there can be no assurance that such rules will not be unfavorably changed in the future.

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

Section 623 of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) revised ESRD composite payment rates effective for services furnished after January 1, 2005. The statute mandates that the current composite rates be increased by 1.6% for dialysis treatments furnished after January 1, 2005. The statute further mandates that the composite payment rates, as increased by the 1.6%, must also include a drug add-on adjustment in the amount of 8.7% for the difference between the payment amounts for separate billable drugs and biologicals and their acquisition costs, as determined by Inspector General Reports. Effective January 1, 2006, the base composite payment rates were increased to $130.40 for independent ESRD facilities and $134.53 for hospital-based ESRD facilities. The drug add-on adjustment for 2006 is 14.5 percent. Since the drug add-on adjustment is determined as a percentage of the composite rate, it was necessary to adjust the drug add-on percentage to account for the 1.6 percent increase in the composite payment rate in order to ensure that the total dollars allocated from the drug add-on adjustment remains constant. Using the updated composite payment rates, the updated drug add-on adjustment is 12.9 percent. The inflation adjustment of 1.4 percent is unchanged. Therefore, the total drug add-on adjustment for 2006 is 14.5 percent instead of the 14.7 percent as indicated in CR416. Effective April 1, 2005, each ESRD facility’s rate has been case-mix adjusted. Section 623(d) of the MMA requires a basic case-mix adjusted composite rate for ESRD facility services. The case-mix adjusted system shall be for a limited number of patient characteristics. These characteristics were age, body surface area and body mass index of the individual ESRD patients. Section 623(d) also requires an adjustment of .9116% which was implemented on April 1, 2005 to ensure the overall costs of programs are budget neutral.

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

We cannot predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program. Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on our prospects, revenues and earnings. In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare—the occurrence and effect of which are uncertain. See “Potential Health Care Legislation.”

Medicaid Reimbursement

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverage (e.g., oral medications) that is not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets.

Private Reimbursement

Some ESRD patients have private insurance that covers dialysis services. As discussed above, health care providers receive reimbursement for ESRD treatments from the patient or private insurance during a “waiting period” of up to three months before the patient becomes eligible for Medicare. In addition, if the private payer is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare. In general, employer group health plans may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient’s eligibility or entitlement to Medicare benefits.

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

Hemodialysis

USRDS states that nearly 300,000 prevalent patients received hemodialysis in 2003.   Less than 1% of these patients performed treatment in their homes, and all others received treatment at outpatient facilities. Outpatient hemodialysis requires that a patient travel to a dialysis clinic three times per week for dialysis sessions lasting three to four hours. In each session, the patient’s blood is cleansed by circulation through an artificial kidney controlled by a dialysis machine.

Home hemodialysis was common practice prior to Medicare funding, with approximately 40% of the 11,000 United States dialysis patients on home hemodialysis in 1973. Although the initial motivation for performing home treatment for many patients reflected the lack of availability of dialysis clinics and the desire to reduce the cost of hospital-based dialysis, clinicians report that many of these patients found significant advantages in quality of life when treating themselves at home. As Medicare funding became available, however, the vast majority of patients began receiving treatment in outpatient facilities, and hemodialysis machines became more complex and sophisticated as they evolved for use in clinics. The dialysis machines currently used in these centers are predominantly operated by trained personnel and require significant manual preparation and cleaning in connection with each treatment session.

Peritoneal Dialysis

USRDS estimates that as of December 31, 2003, approximately 8% (26,000) of the ESRD dialysis patients in the United States were receiving peritoneal dialysis, with over 99% performing such treatment in their homes. There are two principal forms of peritoneal dialysis, and all forms use the patient’s peritoneum, a large membrane rich in blood vessels that surrounds many of the body’s internal organs, as a filter to eliminate toxins and excess fluids from the patient’s blood. Dialysate, a blood-cleansing electrolyte solution, is infused through a catheter into the patient’s peritoneal cavity. Once this fluid absorbs the toxins and excess water that are filtered from the blood through the peritoneum, it is drained from the peritoneal cavity through a catheter. In the most common form of peritoneal dialysis, Continuous Ambulatory Peritoneal Dialysis (“CAPD”), the process of exchanging dialysate into and out of the patient’s peritoneal cavity occurs four times daily, seven days per week. The other form, Continuous Cycling Peritoneal Dialysis (“CCPD”), uses an instrument to automatically perform exchanges of solution through the peritoneal cavity overnight, while the patient sleeps. Both forms of treatment require strict aseptic technique.

Limitations of Prevailing Treatment Methods

Hemodialysis.   Patients receiving outpatient hemodialysis often experience a number of chronic and acute health problems. The chronic problems include hypertension, anemia (low red blood cell count), malnutrition, fluid and electrolyte imbalance, calcium deficiency, insomnia, sexual impotency, decreased mental acuity and lower energy levels. The acute problems include headaches, nausea, hypotension and asthenia (a general lack of strength and vitality), which are associated with three weekly dialysis sessions. In addition, a general feeling of ill health tends to increase between dialysis treatments as a result of toxins, sodium and water building up in the patient’s blood. These side effects have a significant impact on (i) clinical outcomes, with the leading cause of death among ESRD patients being cardiovascular disease, which many clinicians believe is caused in large part by oscillations in toxins, sodium and body fluid levels and by chronic inflammation, which is stimulated in part by the conventional hemodialysis process, (ii) total patient costs, resulting from the frequent need to hospitalize ESRD patients as well as the need to treat anemia and hypertension with medication and (iii) patient quality of life, with patients having to not only suffer through these chronic and acute health problems and related “hangover” frequently following each treatment, but also to essentially devote three days per week to the treatment regimen.

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

The clinical outcomes of conventional dialysis have contributed to the significant patient treatment cost. According to the USRDS, total annual treatment costs per dialysis patient have risen from $39,800 in 1991 to $63,000 in 2003. The cost of hospitalization on a fee for service basis represents the most significant component of this increase. While reimbursement for outpatient hemodialysis treatment (the “composite rate”) has been capped since 1983 with only modest increases, reimbursement for the associated cost of care due to chronic and acute health problems and other complications continues to be reimbursed on a fee for service basis. Under this reimbursement scheme, providers have an incentive to reduce the cost of outpatient dialysis rather than the total cost of treating dialysis patients.

Peritoneal Dialysis.   Approximately 22% (or 5,720) of the peritoneal patients in the United States switch to outpatient in-center hemodialysis annually. We believe that most of these patients switched from peritoneal dialysis to outpatient hemodialysis because of the following limitations presented by CAPD, the most common form of peritoneal dialysis: (i) due to the limited efficiency of using the peritoneal membrane as a filter for toxin removal, patients must have a relatively low body weight or have some residual kidney function to achieve adequate levels of dialysis (once residual kidney function is lost, which is eventually the case in most patients, CAPD is no longer a viable treatment for a majority of the population); (ii) CAPD demands considerable responsibility and time to perform the required four exchanges of solution each day, which often causes patient “burnout” and non-compliance with the prescribed regimen; (iii) peritoneal dialysis demands that patients follow strict aseptic techniques when changing dialysate bags because the failure to do so often leads to peritonitis, an infection of the peritoneum; and (iv) the supplies used in peritoneal dialysis require considerable storage space given the quantity of dialysate (up to 30 large boxes per month) used in this treatment.

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

Home Hemodialysis as an Alternative

We believe that increasing the frequency of hemodialysis treatments while decreasing the length of each treatment session can significantly improve clinical outcomes and patient quality of life while reducing the total cost of managing ESRD patients. We completed a clinical trial of the PHD System in November 2000, whereby a total of 23 patients converted from three times per week dialysis at home to a treatment regimen of more frequent dialysis on the PHD System. Patients showed better clinical outcomes and improved quality of life on more frequent dialysis. Since then, more than 63,300 dialysis treatments have been performed by patients on the PHD System, including treatments at home and at clinics during the patient’s training period.

Several other studies over the past 35 years indicate that increasing the number of dialysis treatments per week leads to dramatic improvements in patients. Several study centers report that most of the ESRD patients who performed hemodialysis on a daily basis reported that daily hemodialysis gave them a more positive attitude toward treatment and a higher quality of life. Neither we nor the PHD System was involved in the treatments received by patients in these other studies and we did not fund these studies. Moreover, patient selection for these studies was not randomized; we gathered the data on a retrospective basis from providers that we knew were treating patients with a daily hemodialysis regimen. Consequently there can be no assurance that the patient populations in these studies are representative of the general ESRD patient population. As a result, these studies should not be deemed to have established the impact of daily hemodialysis on clinical outcomes.

Despite the potential benefits of frequent hemodialysis, several barriers have prevented it from becoming a widely-used treatment regimen. The most significant is the economic implication of administering more frequent hemodialysis to patients from the traditional three times per week dialysis. Under the current capped Medicare reimbursement level, dialysis providers cannot afford the additional costs that would be incurred in providing more frequent treatments in outpatient facilities. Requiring more frequent visits to a dialysis treatment facility would also place additional burdens on a patient’s lifestyle.

There is also a perception that vascular access complications arising from inserting the needles into the patient’s blood access site may increase with daily treatment sessions. These complications are common in the clinical setting already and account for a significant portion of the cost of treating patients. We believe that vascular access complications do not increase with more frequent hemodialysis sessions in a home or self-care setting and such complications may in fact decrease. That belief is based on our own clinical experience as well as several clinical investigations that have been published in peer-reviewed medical journals. Most of this data has been collected on patients whose blood access site is a native arterio-venous fistula or a central venous catheter. There is less data available on the complication rate when performing high-frequency hemodialysis on patients using artificial blood vessel grafts, and there is no assurance that such grafts or catheters will withstand daily treatment. There are a number of approaches to vascular access that may enhance more frequent treatments, including (i) the use of “single needle” vascular access devices which reduce the number of punctures by half, (ii) the use of central venous catheters which eliminate the need to use needles at all, (iii) novel graft materials, (iv) new, totally implanted central venous catheters with titanium ports and (v) the practice of inserting needles in the same site each day, which has been demonstrated to have several benefits according to publications by Dr. Zbylut J. Twardowski, a leading dialysis researcher. We have a license agreement with Dr. Twardowski. See “—Intellectual Property—Twardowski License.”

We believe that most barriers to a more frequent hemodialysis regimen can be overcome by making it available and conducive for convenient and easy use in the patient’s homes.

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

Drawback	Conventional Home Systems	PHD System
Complexity	Complicated equipment designed for operation only by trained personnel.	Designed for ease of operation at home, including computerized, user-friendly interface.
Time and Effort	Difficult and time consuming to setup, operate, clean and maintain.	Fully automated, significantly reducing operator time, effort and involvement.
Cost of Consumables	Requires frequent replacement of blood circuit.	Integrated automatic disinfection system designed to enable safe and effective reuse of blood circuit reduces consumables.
Storage Requirements	Large volume of consumables and dialysate consumed each month.	Substantially fewer and smaller items consumed with each treatment.
Dirty Dialysate	According to the national AAMI standards, dialysate may contain significant quantities of bacteria and endotoxin.	Injectable quality dialysate is produced in which endotoxin cannot be measured even with extremely sensitive tests.
Water purification	Water purification is accomplished by a separate free-standing device, which must be maintained and disinfected independently of the dialysis machine.	Water purification membrane is integrated into the dialysis instrument and disinfected simultaneously with it.

We believe that the PHD System offers patients simplification and control. The technology of the PHD System integrates four systems into one: water purification, delivery of dialysis, dialyzer reprocessing and online manufacturing of infusion-quality solution. The PHD System is a fully automated personal dialysis instrument designed to enable operators to perform hemodialysis in a self-care setting, such as the patient’s home, on a frequent or daily basis. The PHD System is designed to reduce the patient’s time and effort involved in performing each hemodialysis treatment with minimal assistance. Through a touch sensitive display screen with instructions available on a graphic video display, the PHD System is designed to be less intimidating and easier to use than current hemodialysis systems.

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

To begin a treatment session on the PHD System, the operator connects the blood tubing to the vascular access device. A user-friendly, touch-sensitive monitor prompts the patient through the treatment and displays procedure and patient-specific information for review. The PHD System is designed to monitor during the treatment a variety of vital statistics, including the patient’s blood flow rate, the amount of water removed from the patient, the length of the treatment session and other key parameters. Data during a hemodialysis treatment is displayed for viewing by the patient.

At the end of a treatment session, the operator reconnects the blood tubing set to the system and replaces the two small bottles of electrolytes, which are used to produce the dialysate for the patient’s next treatment. The PHD System then automatically flushes and disinfects all fluid pathways, performs a self-diagnostic test to determine whether the disinfection was adequate and readies itself for the next treatment session without further patient involvement.

Services Supporting the PHD System

To fully service hemodialysis patients, we have developed a service network to provide support for patients and dialysis providers in all aspects relating to the use and maintenance of the PHD System. Our service network provides the following: (i) delivery and installation of the PHD System, (ii) technical service through a 24 hour call center and through field representatives who maintain and repair all components of the PHD System, (iii) delivery of consumables used in dialysis such as the artificial kidney and arterial and venous blood tubing (which are replaced periodically), water purification components and dialysate concentrate and (iv) customer service representatives who interface with the dialysis provider to address the status of, and any necessary changes in, the patient’s treatment as ordered by the patient’s physician.

On December 6, 2005, we announced a plan to realign our service network by designating geographic operating districts (which we refer to as “PODS” or “PHD Operating Districts”) which have shown the highest adoption rates for the PHD System. The plan includes several operational changes designed to significantly reduce our cash burn rate and provide a more focused resource allocation. We are focusing our sales and servicing efforts on these target markets. While our decision to realign our operating model through the designation of various PHD Operating Districts may strengthen our relationships with patients and clinics within designated areas, it may adversely affect our relationships outside of those areas.

The PHD System is intended to reduce total treatment costs for ESRD patients, including hospitalization costs. There is no reliable way at this time, however, to quantify the potential savings in total treatment costs. We have priced the PHD System at a level to fit within current reimbursement guidelines. An economic case study was performed on a Midwestern dialysis clinic where approximately 12 patients were being dialyzed at home on the PHD System. This study was conducted by the clinic’s own accountants and concluded that with 25 patients dialyzing on the PHD, the clinic could achieve $92,000 more in total profit compared to if those patients were dialyzed in the clinic on a three times per week regimen. The study was limited however, and therefore there can be no assurance that similar results would be realized by other clinics.

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

2006 Activities

During 2006, we expect to use approximately $16 to $18 million in our operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop our next generation product. On March 31, 2006, we  executed definitive agreements that provide us with additional capital to support our ongoing operations and restructure our current relationship with the Durus fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Financing Activities”.

Sales and Marketing

In October 1997, the National Kidney Foundation released the results of the first comprehensive effort to standardize practices at U.S. dialysis centers (the Dialysis Outcomes Quality Initiative, or “DOQI” guidelines). The recommendations called for doses of dialysis at or above certain amounts. Because the PHD System delivers doses that meet DOQI guidelines, this recommendation supports our belief that patients who receive a higher dose as a result of daily dialysis will benefit through improved clinical outcomes. We believe that the PHD System offers the potential for better clinical outcomes, lower total treatment costs and improved quality of life for dialysis patients. The relatively poor patient outcomes resulting from current dialysis treatment methods and the increasing total cost of treating ESRD patients have created significant demand for improved dialysis systems. Through the PHD System, we intend to capitalize on this demand by pursuing the following strategies.

Target Specific Market Segments.   We currently market our products and services directly to providers of dialysis services; these providers are both independent businesses and national chains. We are staging the product availability in core markets in order to develop efficiencies in our sales and service network   The target markets have a high density of potential patients, have demonstrated an interest in providing home hemodialysis as an option for the patient population and have a number of clinics that have received or applied for certification to provide this service line to their patients.

Provide a Broad Range of Dialysis Products and Services.   We have developed a portfolio of services surrounding the PHD System. These services include the delivery, installation and maintenance of the equipment as well as training, technical support, nurse administration support and delivery of consumable supplies. The PHD may be purchased or leased, and the services and additional products are provided for a single monthly fee or as individually priced components.

Measuring Quality of Patient Care.   The PHD System monitors many components of patient treatments. These patient treatment metrics allow the health care provider to record and document quality of care. There are well-established CMS guidelines for treating ESRD patients and we anticipate future reimbursement structures will require documentation of quality measurements.

Clinical and Patient Education.   Many of today’s healthcare practitioners are unfamiliar with the requirements for establishing a home hemodialysis program and the process of managing patients in a home environment. We focus a portion of the marketing effort on directly educating health care professionals about the benefits of more frequent dialysis and the benefits of treating patients at home. In addition, we educate the patient population about this treatment modality as an option to be considered in conjunction with their physician.

Sales Focus.   We believe that there is worldwide demand for a cost effective, more clinically effective approach to dialysis. In addition to the United States, we also have a sales office in the United Kingdom, and have established marketing and regulatory resources in Japan.

We operate with a relatively small direct sales force to market our products and services, primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups. We distribute and provide technical support for the PHD System through a combination of in-house resources and contracted third parties.

Our largest customers, DaVita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 16%, 11% and 8%, respectively, of our revenues (by dollar volume) for fiscal year 2005.

Manufacturing and Suppliers

We do not currently manufacture any component of the PHD System or related consumables. With respect to the PHD System, we have contracted with Delphi, a contract manufacturer of medical devices, to assemble and produce the dialysis machine. Delphi specializes in the custom manufacturing of medical instrumentation and is certified to ISO 13485 for manufacture of such products. ISO 13485 is an internationally recognized quality systems standard for the medical device industry. Delphi is also FDA registered and quality system regulations (“QSR”) compliant. Our contract with Delphi automatically renews on an annual basis each February unless a six-month advance notice is provided by either party to terminate the contract or a party exercises its right to terminate the contract for breach or under certain other circumstances.

Delphi is our sole supplier of the PHD System, and conducts its manufacturing operations for our product at a single location. We may identify and use additional or alternate manufacturers in different locations in the future to avoid having to rely on a single source and location. There can be no assurances that we will be able to use additional or alternate manufacturers on acceptable terms or at all. The manufacturing of our products is subject to quality regulations and other requirements prescribed by regulatory agencies. There can be no assurance that Delphi or any other manufacturer of our products will continue to comply with applicable regulatory requirements or that Delphi or any other manufacturer will be able to supply us with products in sufficient quantity or at all.

On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain component inventory located at Delphi’s warehouses.  In addition, as of December 31, 2005, we had a cash deposit with Delphi of $1,432,000 as security for certain of our purchase obligations. We have recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, we are pursuing the full value of the deposit. We have had ongoing discussions with Delphi regarding our accounts payable balance, our deposit and certain parts inventory located at Delphi’s warehouses. In the first quarter of 2006, we received correspondence from Delphi advising us of their decision to stop further shipments of PHD Systems and parts until these items have been resolved. We plan to continue our discussions with Delphi and believe that we have a sufficient inventory of parts and machines on hand to enable us to continue operations pending the resolution of this matter.

Certain key accessories of the PHD System, such as the dialyzer, are available from other manufacturers. Other accessories and supplies, such as the blood tubing set and the dialysate chemicals supplied to users of the PHD System are custom made and packaged to our specifications by FDA-registered and QSR-compliant companies. There can be no assurances that any of these accessories and supplies will continue to be available on terms acceptable to us or at all.

Research and Development

As of December 31, 2005, we employed a research and development staff of 22 full time employees, most of whom are engineers and technicians. In addition, we used contractors on an as needed basis to assist in the development process.  The research and development staff is composed of specialists in the fields of mechanical engineering, electrical engineering, software engineering, biomedical and systems engineering, chemistry and microbiology. For the years ended December 31, 2005, 2004 and 2003, we incurred total research and development expenditures of approximately $8,069,000, $6,684,000, and $5,474,000, respectively.  Our 22 research and development employees at December 31, 2005 represented a significant reduction from the approximately 41 research and development employees at December 31, 2004. The decline in the number of employees resulted both from reductions in force and voluntary attrition of employees who were not replaced.

On November 1, 2005, we entered into a Research, Development and License Agreement (the “DEKA Agreement”) with DEKA Products Limited Partnership and DEKA Research and Development Corp. (“DEKA”). The purpose of the DEKA Agreement is to develop a next generation product consisting of hemodialysis equipment and related solution preparation processes. We view the DEKA Agreement as an integral component of our ongoing research and development efforts. See “Intellectual Property” below.

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

Our primary competitors in supplying dialysis equipment, disposables, and services are Fresenius Medical Care AG Baxter International, Inc., and Gambro AB. These competitors have more financial, scientific, and technical resources than do we, as well as more experience with respect to manufacturing, product development, and marketing in the dialysis market. We also compete with NxStage Medical, Inc.  One key factor for success in the market for more frequent home dialysis relates to the ability of a supplier to offer a system that cost-effectively provides a broad range of patients with dialysis therapy meeting or exceeding DOQI guidelines. Today, our competitors meet these standards to varying degrees. We believe that clinical data shows that the PHD System provides an amount of dialysis that significantly exceeds these guidelines.

In order to compete effectively, we will need, among other things, to continue to reinforce the clinical and cost effectiveness of daily home hemodialysis made possible by the PHD System. We believe that the PHD System is the only system today that combines the following five elements key to both the clinical well-being of the patients and the financial health of providers offering more frequent therapy:

•       We believe the PHD System, with its built-in reuse capability, is the only system that permits more frequent dialysis treatments at essentially a fixed cost to providers.

•       The PHD System can be programmed to run up to eight hours per treatment, providing increasing quantities of dialysis at that same fixed cost.

•       We believe the PHD System provides the purest and most biocompatible dialysate available today. This is one of the reasons, in our opinion, that patients have reported feeling so good following treatment on this system.

•       We believe the PHD System, with its highly intuitive and interactive graphic user interface, coupled with a reuse capability that eliminates the need for disposable set-up and tear-down with each treatment, is state-of-the-art in terms of patient friendliness, simplicity, and ease of use.

•       And finally, in addition to the standard complement of alarms found on all machines approved by the FDA for home use, the PHD System uniquely offers a “one-touch” infusion button that a patient can use whenever he or she senses a hypotensive episode coming on. All other machines require a patient to perform a procedure requiring reasonable dexterity and focus in response to the onset of a hypotensive episode. We believe this simple “one touch” feature, along with the purity of its dialysis, makes the PHD System the “safest among the safe” for home use.

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

The PHD System is classified as a Class II device. On March 30, 1999, we filed an Investigational Device Exemption (“IDE”) with the FDA, a prerequisite for conducting a clinical evaluation of the PHD System. We received full IDE approval in July 1999, and in September 1999 began the clinical trial of the PHD System. Twenty-five patients participated in the trial at three centers. The protocol for the study called for patients to dialyze at home on existing hemodialysis equipment for 10 weeks, followed by one month in the center on the PHD System and two months at home on the PHD System. The clinical trial was completed in November 2000, with 23 patients receiving dialysis on the PHD System. Over 63,300 dialysis treatments have now been performed by patients on the PHD System, including in the home and at clinics during the patient’s training period.

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

The FDC Act requires that medical devices be manufactured in accordance with the FDA’s current QSRs. These regulations require, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on a periodic basis to monitor compliance with QSRs. If violations of the applicable regulations are noted during FDA inspections of the manufacturing facilities of our contract manufacturers, there may be a material adverse effect on the continued marketing of our products.

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

Fraud and Abuse Laws

American Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Privacy Rules

HIPAA and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s protected health information against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have entered into several business associate agreements with certain of our customers that are covered entities. Pursuant to the terms of these business associate agreements, we have agreed, among other things, not to use or further disclose the covered entity’s protected health information except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent prohibited disclosure of such protected health information and to report to the covered entity any unauthorized uses or disclosures of such protected health information. Accordingly, we incur compliance related costs in meeting HIPAA-related obligations under business associate agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability. In addition, HIPAA’s criminal provisions could potentially be applied to a non-covered entity that aided and abetted the violation of, or conspired to violate HIPAA, although we are unable at this time to determine conclusively whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. Also, many state laws regulate the use and disclosure of health information, and are not necessarily preempted by HIPAA, in particular those laws that afford greater protection to the individual than does HIPAA. Finally, in the event we change our business model and become a HIPAA covered entity, we would be directly subject to HIPAA, its rules and its civil and criminal penalties.

Anti-Kickback Laws

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under a federal healthcare program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains a few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, some enforcement officials have argued that kickback arrangements can provide the basis for an action under the Federal Civil False Claims Act, which is discussed in more detail below.

Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas. In addition to the Anti-Kickback Statute, many states have their own kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payers, including commercial health insurance companies.

False Claims Statutes

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the United States and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Intellectual Property

As of March 20, 2006, we either owned or had rights in relevant fields to 47 U.S. patents and 26 foreign patents (excluding patents which may be made available under the DEKA Agreement described below) for technologies that are important to developing a safe, convenient, self-contained hemodialysis system. We have one additional patent application pending in the United States, and have additional patent applications pending in several other countries that have significant hemodialysis markets. We expect to file additional patent applications with respect to the PHD System as new technology is developed.

DEKA Research, Development and License Agreement.   On November 1, 2005, we entered into a Research, Development and License Agreement with DEKA Products Limited Partnership and DEKA Research and Development Corp. The purpose of the DEKA Agreement is to develop a next generation product consisting of certain hemodialysis equipment and related solution preparation processes. DEKA is compensated for its development work on a cost plus basis, which is generally determined based upon DEKA’s costs incurred and hours spent on the project. We made a payment to DEKA of approximately $950,000 for services performed through December 31, 2005. We are required to make additional payments to DEKA of approximately $200,000 per month, subject to periodic reconciliation to DEKA’s actual costs incurred and hours spent pursuant to the project. We have the right to terminate this development work at any time with 90 days notice. In addition, we will pay DEKA royalties based upon a percentage of net sales of products developed under the project. Finally, we have agreed to issue to DEKA warrants to purchase 350,000 shares of our common stock having an exercise price of $1.62 per share which vest upon the achievement of certain milestones for the project. DEKA will own the intellectual property created or developed in connection with the project, except that we shall own title to any and all intellectual property created and developed solely by us independent of any assistance from DEKA as a result of our own development efforts. DEKA has granted us an exclusive worldwide license to use certain patents related to hemodialysis within a specified field of use and a nonexclusive worldwide license to use certain patents related to solution preparation processes within a specified field of use. DEKA has also granted us a nonexclusive license to use certain technical information related to hemodialysis and solution preparation processes within a specified field of use. In most instances, termination of the DEKA Agreement would result in our license under the DEKA Agreement terminating.

Twardowski License.   On April 1, 1993, we entered into a License Agreement (the “Twardowski License”) with Dr. Zbylut Twardowski granting to us a worldwide exclusive license to the patent filed on August 21, 1991 entitled “Artificial Kidney for Frequent (Daily) Hemodialysis” expiring August 21, 2011, and several subsequent patents (the “Twardowski Patents”). The Twardowski Patents relate to an artificial kidney intended to provide frequent (daily) home hemodialysis. The Twardowski License continues for as long as the Twardowski Patents remain in effect. The Twardowski License provides for royalty payments to Dr. Twardowski based on the revenue we receive from the sale or lease of the licensed product, with certain minimum semiannual royalty payments. If we fail to make any such minimum royalty payment, Dr. Twardowski has the option to convert the Twardowski License to a non-exclusive license. There can be no assurance that the Twardowski Patent will provide us significant exclusivity or benefit in our markets. Furthermore, competitors may develop alternative technology that achieves the same advantages as the Twardowski Patents.

Boag License.   On April 1, 1993, we also entered into a License Agreement (the “Boag License”) with Cynthia P. Walters for the use of a patent entitled “Dialyzer Reuse System” issued on September 22, 1987, which expired April 29, 2005 (the “Boag Patent”). We do not believe the expiration of this license will have a material adverse effect on our ongoing operations.

Allergan License.   On March 11, 1996, we entered into a License Agreement (the “Allergan License”) with Allergan, Inc. for the use of a U.S. patent entitled “Pressure Transducer Magnetically-Coupled Interface Complementing Minimal Diaphragm Movement During Operation” issued February 28, 1995, which expires on December 16, 2013, and its foreign counterparts (the “Allergan Patent”).  We have exclusive worldwide rights to the patented technology, limited to the field of use of kidney dialysis machines and methods. The Allergan License continues for as long as the Allergan Patent remains in effect and provides for royalty payments to Allergan based on manufacturing of the PHD System, which incorporates the patented technology.  Royalty payments are to be made quarterly, with minimum annual royalty payments beginning in 1998. If we fail to pay the full minimum annual royalties, the License Agreement will terminate. If we pay at least half of the minimum annual royalties but do not pay such royalties in full, the License Agreement shall be converted to a non-exclusive license.  We pay the minimum annual royalties and, as such, the license remains exclusive. There can be no assurance that the Allergan Patent will provide us significant exclusivity or benefits in our markets.  Furthermore, competitors may develop alternative technology that achieves the same advantages as the Allergan Patent.

There can be no assurance that any of our pending patent applications will be approved by the patent offices in the various jurisdictions in which they were filed. In addition, there can be no assurance that we will develop additional proprietary products or processes that are patentable or that any patents that may be issued to or be licensed by us will provide us with competitive advantages. There can be no assurance that our patent applications or patents that may be issued to us or be licensed by us will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating our technologies. Furthermore, there can be no assurance that others will not or have not independently developed similar products or duplicated any of our products covered by the patents that may be issued to or be licensed by us. Any of the foregoing results could have a material adverse effect on our business, operating results and financial condition.

Our commercial success depends, in part, on our ability to avoid infringing patents issued to others. The field of dialysis includes a significant number of patents that have been issued to third parties. We may receive from third parties, including potential or actual competitors, notices claiming that we are infringing third party patents or other proprietary rights. If it is determined that we are infringing any third-party patent, we could be required to pay substantial damages, alter our products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with our licensed patents or patent applications, and such competing or conflicting claims are ultimately determined to be valid, we may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If we are required to obtain any licenses, there can be no assurance that we will be able to do so on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse impact on our business, operating results and financial condition.

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

Employees

As of December 31, 2005, we had 87 full-time employees, 22 of whom were employed in research and development capacities, 23 of whom were employed in the technical and clinical services area, 13 of whom were employed in sales and marketing efforts, 14 of whom were employed in the general and administrative area, 11 of whom were employed in manufacturing, operations and regulatory groups, and 4 of whom were employed in the United Kingdom subsidiary.  Our 87 employees at December 31, 2005 represented a significant reduction from the approximately 119 employees at December 31, 2004. The decline in the number of employees resulted both from reductions in force and voluntary attrition of employees who were not replaced. While we believe that our relations with our employees remain good, our recent cost reduction initiatives could potentially affect our relationship with employees. Our continued performance depends on our ability to attract and retain qualified professional, scientific, and technical staff.

Executive Officers

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Executive Officers of the Company are elected by and serve at the discretion of the Board of Directors.

William C. Dow, 59

Mr. Dow was appointed President and Chief Executive Officer and a director of the Company in September 1999 and served in these positions through March 31, 2006. From August 1997 until joining the Company in September 1999, he served as President and Chief Executive Officer of PLC Systems Inc., a manufacturer of lasers used in cardiac surgery. From 1993 to 1997, he served as President and Chief Executive Officer of Deknatel Snowden Pencer Worldwide, Inc., a $100 million medical device manufacturer that became a manufacturing and marketing subsidiary of Genzyme Corporation in 1996. Mr. Dow has over 25 years of experience in the medical device and service industry having held various positions in sales, marketing, distribution and general management with Griffith Micro Science, Kendall, Terumo and American Hospital Supply. Mr. Dow is a graduate of the United States Naval Academy with a Bachelor of Science in Engineering and served as both a pilot and a Supply Corps officer in the U.S. Navy.

Laurence P. Birch, 46

Mr. Birch was appointed to the Company’s Board of Directors and elected as interim President and Chief Executive Officer on March 31, 2006. Mr. Birch joined the Company in February 2005 as Senior Vice President and assumed the duties of Chief Financial Officer effective March 17, 2005. From 2003 until he joined the Company, Mr. Birch served as Managing Director for Stratego Partners, a corporate cost management company. From 2002 to 2003, he served as Chief Financial Officer of Seurat, Inc. From 2001 to 2002, he served as Chief Financial Officer of Fieldglass, Inc. From 2000 to 2001, he served as Senior Vice President and Chief Financial Officer of Technology Solutions, Inc. In 2000 he served as Chief Financial Officer of Brigade, Inc. From 1999 to 2000, he served as Chief Financial Officer of Gateway Homecare, Inc. Mr. Birch has over fifteen years experience in the healthcare sector which includes his fourteen years with Baxter International, Inc. and American Hospital Supply in various financial positions. Mr. Birch received his Bachelor of Science degree in finance from the University of Illinois, his Masters of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University, and is a Certified Public Accountant.

Lawrence D. Damron, 59

Mr. Damron was appointed Senior Vice President and Chief Financial Officer in May 2002, and became a member of the board of directors in August 2004. Effective March 17, 2005 Mr. Damron

resigned his position as Chief Financial Officer and on April 29, 2005 he resigned from his position as Senior Vice President. Mr Damron continues to serve as a member of the board of directors and provide consulting services to us under an agreement that expires April 30, 2006. Mr. Damron has over 25 years of experience in the healthcare sector. From June 1999 to December 2000, he served as the Chief Financial Officer for Everest Healthcare Services Corporation, a provider of dialysis and other blood treatment services. From July 1997 until June 1999, he was Senior Vice President, Finance and Treasurer at Evanston Northwestern Healthcare. Mr. Damron was with Baxter International, Inc. since 1985 in a number of key management positions including Corporate Treasurer from 1992 until 1997. From 1980 until 1985, he was with American Hospital Supply in a variety of financial positions. Mr. Damron received his Bachelor of Arts degree in economics from the University of Cincinnati and his Masters of Arts degree in international relations from the University of Southern California. He received his Masters of Business Administration from Harvard University, and is a Certified Public Accountant. Mr. Damron served as a Lieutenant in the U.S. Navy. He serves on the board of directors of Trinity Health.

Jerry D. Fisher, 58

Mr. Fisher was appointed Senior Vice President and Chief Technical Officer in October 2004. Mr. Fisher  has over 30 years of experience in the healthcare sector. Prior to joining the Company, he served in various roles with Baxter International, Inc. from 1970 to 2003. Mr. Fisher was Vice President of Technology Resources for Baxter from 2000 to 2003. He was Vice President, Quality Affairs of Baxter Hyland Immuo division from 1998 to 2000. Mr. Fisher was a board member and founder of The Consortium for Plasma Science, LLC; a member of the New York Academy of Sciences; the American Association for the Advancement of Science; the American Chemical Society, and holds seven patents. He earned his Masters of Science degree in Analytical Chemistry in 1975 from Indiana University. In 1981 he earned his MBA from Lake Forest School of Management.

Richard P. Goldhaber, 62

Mr. Goldhaber was appointed Senior Vice President Special Projects in October 2004. From 2000 until 2004 Mr. Goldhaber served as Chief Technical Officer of the Company. Prior to joining the Company, from 1993 to 2000, he was Vice President of Research and Development at Minntech Corporation, a company that develops, manufactures and distributes dialysis related products. Prior to Minntech, from 1965 to 1993, he held positions of increasing responsibility in product development with Baxter International, Inc., including 20 years developing dialysis products. Mr. Goldhaber received his Bachelor of Science in Mechanical Engineering from Purdue University, and his Masters of Science in Physiology from Illinois Institute of Technology.

Rodney S. Kenley, 56

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

Lawrence A. Rohrer, 55

Mr. Rohrer was appointed Senior Vice President, Global Sales and General Manager, International in May 2003. Mr. Rohrer has over 25 years of experience in the healthcare sector. From 1996 until joining the Company in May 2003, he served as Vice President of Marketing and Business Development for the non-hospital medical/surgical distribution business at Cardinal Health Inc., a provider of products and services supporting the healthcare industry. From 1995 to 1996 he was Vice President, Business Development in the Nephrology Division of Caremark, International, a pharmaceutical services company. From 1978 through 1994, Mr. Rohrer served in various positions of increasing responsibility in engineering, marketing, and sales management with the Renal Division of Baxter International, Inc. Mr. Rohrer received his Bachelor of Science degree in aeronautical engineering from the University of Notre Dame, his Masters of Science degree in Mechanical Engineering from Northwestern University, and his Masters of Business Administration degree from Northern Illinois University. Mr. Rohrer served as a Captain in the U.S. Air Force.

Nancy S. Schmelkin, 47

Ms. Schmelkin was appointed Senior Vice President, Global Marketing and Customer Care in 2003. Ms. Schmelkin joined Aksys in October 2002 as the Vice President of Marketing. Ms. Schmelkin has over 20 years of experience in the healthcare sector. Prior to joining the Company she was the Director of Marketing for Motorola Life Sciences, a division of Motorola focusing on technology in the field of genomics from 2000 to 2002. Prior to 2002 Ms. Schmelkin worked with Sabratek Healthcare, CNA Insurance and served 12 years in various positions of increasing responsibility with Baxter International, Inc. Ms. Schmelkin received her Bachelor of Arts from Grinnell College and her Masters of Business Administration in Marketing and Finance from the Kellogg Graduate Schol of Management at Northwestern University.

Thomas F. Scully, 59

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

Foreign Operations

In April 1996, we established Aksys Japan, K.K. (“AJKK”), our indirect, wholly owned Japanese subsidiary.  AJKK had no employees as of December 31, 2005.  We have engaged the services of a business consultant to act on behalf of AJKK in pursuing business opportunities in Japan. We do not anticipate any activity in Japan through 2006. All efforts and decisions are directed from our headquarters in Lincolnshire, Illinois.

In 1999, we entered into a co-development and license agreement with Teijin Limited of Osaka, Japan. Under the agreement, Teijin has the right to develop, manufacture, seek regulatory approval, and upon such approval, to market, rent and sell the PHD System in Japan. Teijin will pay royalties to us in the amount of 10% of all revenues received in connection with their sales and rentals of PHD Systems in Japan. Under the agreement, we have an option to sell the PHD System in Japan, but our exercise of this option would cause the royalty rate to drop to 5%. To date there have not been any PHD System sales in Japan. Teijin is a leading Japanese manufacturer of synthetic fibers, chemicals and plastics, with annual sales of approximately $7.5 billion, of which over $800 million is derived from pharmaceuticals and home health care.

In August 1998, we established Aksys Healthcare, Ltd. (“AHL”), our indirect, wholly owned subsidiary in the United Kingdom. AHL is a sales office which employed four individuals at December 31, 2005. In 2005, AHL recorded revenue of $292,000.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC.

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

Item 1A.                Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before investing. If any of the following risks actually occur, our business, financial condition, or results of operations would likely suffer. In that case, the market price of the common stock could fall, and you may lose all or part of the money you paid to buy such common stock. Also consider carefully the statements under the heading “Note on Forward-Looking Information” below. You should be prepared to accept the occurrence of any and all of the risks associated with purchasing our commons stock, including a loss of all of your investment.

Risks Related to Our Business

As a result of our transaction with the Durus fund and the Durus fund’s current ownership position in our common and preferred stock, persons other than the Durus fund who own our common stock will own a minority of our common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

On March 31, 2006 we executed definitive agreements for a financing transaction with the Durus fund. These documents included an amendment to our existing settlement agreement with the Durus fund and Artal Long Biotech Portfolio LLC (the “Artal fund”) to release the Durus fund and the Artal fund from standstill and other restrictive covenants, including elimination of the requirement for the Durus fund to reduce its ownership in our common stock to 15% by May 2006 and the requirement that, on matters requiring the vote of the Company’s stockholders, the Durus fund and the Artal fund vote their shares of the Company’s common stock in proportion to the votes cast by all other holders of the Company’s common stock. By releasing the Durus fund from these restrictions, the Durus fund is no longer prohibited from acquiring our securities or making any solicitation of proxies to vote our shares. In addition, we took actions to amend our shareholder rights agreement so that it will not be applicable to the Durus fund or the transactions with the Durus fund and to eliminate our shareholder rights outstanding under our rights agreement.

Stockholders other than the Durus fund own a minority of our outstanding shares of common stock. After giving effect to the financing transaction, the Durus fund’s ownership position and representation on the board of directors will entitle the Durus fund to exercise control over most matters put to a vote of our board of directors and our stockholders. The Durus fund will be in a position to control the election of our directors, determine our corporate and management policies and to determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including exercising its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares. In addition, the Durus fund also has sufficient voting power to amend our organizational documents.

The Durus fund’s interests may not coincide with the interests of other holders of our common stock. The Durus fund is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The Durus fund may pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to minority stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of our common stock.

We require additional capital to operate our business which, if not available to us, may prevent our ability to continue operations and which, if raised, will dilute stockholder ownership interest in us or otherwise reduce the value of our common stock.

Our capital requirements have been and will continue to be significant. To date, we have raised approximately $152 million from equity offerings and have received approximately $53.7 million in payments and financings from the Durus fund, approximately $48.7 million as part of the original settlement in 2004 and $5.0 million on March 31, 2006 in the form of a short term loan. Our capital requirements will depend on many factors, including without limitation:

•       the cost of servicing and supporting PHD Systems in use;

•       manufacturing and associated costs;

•       costs associated with marketing, distribution, patient training and technical and patient support networks;

•       continued progress in research and development; and

•       the costs involved with protecting our proprietary rights.

During 2006, we expect to use approximately $16 to $18 million in our operations including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop our next generation product. We believe our cash and liquid investments (including the receivable for the settlement of the sale of long-term investment securities) at December 31, 2005, combined with expected proceeds from the Durus fund financing, are only sufficient to finance our operations into 2007. In 2006, we will seek to raise the additional capital required to fund commercial activities in 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Financing Activities”.

We received a letter dated as of March 31, 2006, in which the Durus fund stated its intention, and confirmed its ability, to provide financing necessary to fund our operations at least through January 1, 2007. However, this letter does not represent a legally binding commitment of the Durus fund to provide the Company with any financing, and the letter further provides that there are no third party beneficiaries to the letter.

Any additional capital that we are able to raise through additional issuances of our equity securities may result in substantial dilution to our then existing stockholders, and any debt financing we may be able to obtain could result in the imposition of significant financial and operational restrictions on us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely effected.

Customers, suppliers and other third parties may not do business with us, may terminate business relationships with us or may not extend business relationships.

Due to our capital constraints, vendors and other third parties may decide not to conduct business with us, or may conduct business with us only on a cash basis and on other terms that are less favorable than those customarily extended by them. In that event, our costs may increase. In addition, our capital constraints may make it difficult for us to market the PHD System and related services to current and prospective customers. If we are unable to maintain relationships with existing clinics and/or develop relationships with new clinics, our future revenues will likely decrease.

We currently rely on a few key customers for a significant portion of our sales.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. A loss of one or more of those customers could cause a significant decrease in our net revenue. Our largest customers, DaVita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 16%, 11% and 8%, respectively, of our revenues (by dollar volume) for fiscal year 2005. For fiscal year 2004, our largest customers, Northwest Kidney Center, the Dialysis Centers of Lincoln and Berkshire Medical Center accounted for 24%, 10% and 9%, respectively, of its total revenue. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. Loss of a significant amount of business from any of our large customers could have a material adverse effect on our results of operations and financial condition if such business were not substantially replaced by additional business from existing or new customers. Additionally, our results of operations and financial condition could be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay, or fail to make, payments for goods sold or leased to them.

If our current manufacturing agreement with Delphi Medical Systems Corporation (“Delphi”) is terminated and we are required to establish new manufacturing or parts sourcing relationships, we may experience increased costs, disruptions in the manufacture and shipment of PHD Systems and a loss of revenue.

The PHD System is manufactured by Delphi. On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain component inventory located at Delphi’s warehouses. In addition, as of December 31, 2005, we had a cash deposit in the amount of $1,432,000 with Delphi as security for certain of our purchase obligations. We have recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, we are pursuing the full value of the deposit. We have had ongoing discussions with Delphi regarding our accounts payable balance, our deposit and certain parts inventory located at Delphi’s warehouses. In the first quarter of 2006, we received correspondence from Delphi advising us of their decision to stop further shipments of PHD Systems and parts until these items have been resolved. We plan to continue our discussions with Delphi and believe that we have a sufficient inventory of parts and machines on hand to enable us to continue operations pending resolution of this matter. If Delphi rejects our manufacturing agreement in connection with its bankruptcy proceeding or we are unable to settle open issues with Delphi on a timely basis, we would be forced to establish new manufacturing and/or direct parts sourcing relationships which could expose us to a number of risks and uncertainties. These risks and uncertainties could include whether the new manufacturer(s) and parts suppliers will agree to do business with us on satisfactory terms as well as whether such manufactures(s) and parts suppliers will perform to our expectations and produce the PHD System and supply parts in a timely, cost-efficient manner on a consistent basis and in accordance with all regulatory requirements including QSRs. Any of these risks could make it difficult for us to produce the PHD System on satisfactory commercial terms, if at all.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in January 1991. As of December 31, 2005, we had an accumulated deficit of approximately $190.8 million. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from our core business. We may never realize significant revenues from our core business or be profitable. Factors that will influence the timing and amount of our profitability include:

•       the success of the product development efforts under the DEKA Agreement;

•       our ability to obtain sufficient financing to operate our business;

•       market acceptance of the PHD System;

•       our success in commercializing the PHD System;

•       our ability to effectively and efficiently manufacture, market and distribute the PHD System; and

•       our ability to sell or lease the PHD System and related services at a price that covers our per unit costs, which result may be difficult to achieve, in part because of the significant restrictions on the reimbursement of dialysis treatment by the Medicare program, as discussed below, and the high cost of manufacturing the PHD System.

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

The pricing of the PHD System and related services and supplies is constrained by limitations on governmental and third party reimbursement programs. Although we are working to reduce the cost of servicing the machine and we are attempting to reduce manufacturing costs by identifying alternative materials and suppliers, there can be no assurance that these efforts will enable us to achieve profitable operations.

In addition, the cost of services and supplies for the PHD System currently exceeds the market price as a result of the need to have a local presence of field service and clinical service personnel in each geographical area that PHD Systems are sold. Furthermore, the PHD System is comprised of new, complex, highly automated technologies, which operate in a rigorous process. While we continue to realize improvements in the PHD System’s reliability as a result of the acquisition and development of new parts and subsystems, there can be no assurance that we will be successful in reaching industry norms for reliability. If we are unable to improve the reliability of the PHD System, our operating costs will be adversely impacted and we may never achieve profitability as a result.

If a PHD System is unavailable for treatments for more than a few days, the patient assigned to the machine must go back to his dialysis clinic for in-center treatment until his PHD System is repaired. Although we have experienced infrequent incidents of patients on the PHD System needing to go back in center for treatments to date, we cannot assure you, based on our limited experience that such incidents will not occur more frequently in the future.

Our business will fail if we cannot successfully commercialize the PHD System; because we have only recently begun this commercialization process, our success cannot be predicted and is uncertain. Our success is dependent on many variables entirely outside of our control.

Acceptance of the PHD System in the marketplace by both potential users and purchasers (two separate groups with at times conflicting interests) is uncertain, and failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and become profitable. The success of the PHD System is dependent on many variables, including its safety, price, reliability, effectiveness and cost-effectiveness as an alternative dialysis modality. The failure to conclusively demonstrate each of these factors could significantly hinder market acceptance of our PHD System, and the failure of our PHD System to achieve sustained commercial viability or market acceptance would have a material adverse effect on us and your investment in us. Moreover, successful commercialization will depend upon, among other things, market acceptance of the efficacy of daily hemodialysis. This will require substantial marketing efforts and the expenditure of significant funds by us to inform nephrologists, dialysis clinics, other healthcare providers and dialysis patients of the benefits of daily hemodialysis, and thus the benefits of the PHD System.

In marketing the PHD System, we may encounter significant clinical and market resistance to:

•       using the PHD System;

•       home hemodialysis, which is currently employed by only a small percentage of patients suffering from end-stage renal disease; and

•       daily hemodialysis, which to our knowledge has never been a widely implemented dialysis alternative.

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

•       whether the system will be safe or effective or whether it will be cost-effective relative to other dialysis treatment alternatives;

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

Our strategy to develop a new generation of our product under the DEKA Agreement involves a number of risks and uncertainties.

Our strategy for development of a new generation of our product depends upon the success of the DEKA Agreement. The ultimate success of the development efforts under the DEKA Agreement is subject to a number of cost, timing and other risks and uncertainties, many of which are outside of our control. We cannot be certain that the DEKA Agreement will be successful or that any product will ultimately be developed under this agreement.

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

The dialysis industry is characterized by competition for financing, executive talent, intellectual property, and, ultimately, product sales. Our primary competitors in supplying dialysis equipment, disposables, and services are Fresenius Medical Care AG, Baxter International, Inc., and Gambro AB. These competitors have more financial, scientific, and technical resources than do we, as well as more experience with respect to manufacturing, product development, and marketing in the dialysis market. We also compete with NxStage Medical, Inc.  If our competitors succeed in developing products that are more effective and/or less costly than the PHD System for performing more frequent home hemodialysis, both our sales and our prospects for achieving profitability may be adversely impacted. We also expect that the number of our competitors will increase, and there can be no assurance that we will be able to compete successfully against any competitor.

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

Furthermore, although home hemodialysis treatment options are available, adoption has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment is unknown and there is limited data upon which to make estimates. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it. We cannot be certain that this market will develop, how quickly it will develop or how large it will be.

Our future sales could be adversely affected due to our limited marketing experience.

We currently market our products and services primarily through our own sales force. There can be no assurance that we will be able to staff an adequate marketing staff or sales force or that the cost of such will not be prohibitive, or that our direct sales and marketing efforts will be successful. The choice of dialysis therapy involves the successful marketing to dialysis clinic operators and nurses, nephrologists and patients, each of which may have different factors that they consider in making their decision. Ineffective marketing to any one of these decision makers may adversely affect acceptance of the PHD System. We may have difficulty in gaining acceptance of the PHD System for a number of factors including:

•       the failure by us to demonstrate to patients, operators of dialysis clinics, nephrologists, dialysis nurses and others that our product is equivalent or superior to existing therapy options, or that the cost or risk associated with use of our product is not greater than available alternatives;

•       competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with dialysis clinics;

•       the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•       the introduction of competing products or treatments that may be more effective, safer, easier to use or less expensive than ours;

•       the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•       the continued availability of satisfactory reimbursement from healthcare payers, including Medicare.

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

The manufacture of the PHD System must also comply or ensure compliance with current QSR regulations promulgated by the FDA. We may be required to expend time, resources and effort in product manufacturing and quality control to ensure compliance even though our PHD System is manufactured currently by an independent contractor. If violations of the applicable regulations are noted during FDA inspections of manufacturing facilities, it may have a material adverse effect on the continued marketing of our products.

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

We currently rely on single contract manufacturers to manufacture each of the major components of the PHD System. Such contractors are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion. Although certain of our contract manufacturers have entered into contracts with us to manufacture components of the PHD System, such contracts can be terminated at any time under certain circumstances by us or by the contractors, and can be breached at any time. Further, work stoppages and the slowing of production at a single independent contractor would have a material adverse effect on our results of operations.

There are also other risks inherent in using a single source of supply. We have not made alternative arrangements for the manufacture of the major components of the PHD System and we may not be able to implement acceptable alternative arrangements on a timely basis, or at all.  It is likely that a significant interruption in supply would result if we utilize or were required to utilize a different manufacturing contractor for any of the major components of PHD Systems. The loss of the services of any of our contract manufacturers would have a materially adverse effect on our results of operations.  See “Risk Factors—If our current manufacturing agreement with Delphi is terminated and we are required to establish new manufacturing relationships, we may experience increased costs, disruptions in the manufacture and shipment of the PHD System and a loss of revenue.”  In addition, we or our manufacturers may not be able to obtain, on a timely basis, components or other supplies necessary to manufacture or use the PHD System.

We may not be able to protect our intellectual property rights and, as a result, we could lose competitive advantages that could adversely affect our operating results.

Our success depends, in part, on our ability and the ability of our licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We currently own or have rights in relevant fields to 47 U.S. patents and 26 foreign patents. There can be no assurance, however, that:

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

We are aware that numerous patents have been issued relating to methods of dialysis. Although we endeavor to protect our patent rights from infringement, it is possible that by virtue of the numerous patents that have been, or potentially will be, issued relating to hemodialysis methods, we may not be aware, or become aware, of patents issued to our competitors or others that conflict with our own or those of our licensors. Such conflicts could result in a rejection of important patent applications or the invalidation of important patents, which could have a material adverse effect on our competitive position. In the event of such conflicts, or in the event we believe that competitive products infringe patents to which we hold rights, we may pursue patent infringement litigation or interference proceedings against, or may be required to defend against such litigation or proceedings involving, holders of such conflicting patents or competing products. Such litigation or proceedings may have a material adverse effect on our competitive position, and we may not be successful in any such litigation or proceeding. Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and can result in the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses under patents or other proprietary rights of others. The licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed which may adversely affect our results of operations.

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

Our business exposes us to potential product liability risks that are inherent in the production, marketing and sale of dialysis products. We currently maintain product liability insurance with a coverage limit of $10 million. Our insurance policy may not provide adequate protection against potential claims. Furthermore, our agreements with contract manufacturers require us to maintain product liability insurance, and the failure to obtain such insurance could materially and adversely affect our ability to produce our PHD System. A successful claim brought against us in excess of any insurance coverage obtained by us could have a material adverse effect upon our business, financial condition and results of operations. In addition, we have agreed to indemnify certain of our contract manufacturers against certain liabilities resulting from the use of our PHD System.

Our recent cost reduction initiatives may make it difficult for us to retain and hire critical personnel.

We are dependent upon the services of our senior executives and key scientific personnel. We do not maintain key-man life insurance on our senior executives. In addition, we do not have employment agreements, other than certain severance, confidentiality and non-competition agreements, with any of our personnel. Our business would likely be interrupted if we lost the services of our senior executives or key employees, which could have a material adverse effect on operations. Also, our continued commercialization will depend upon, among other things, the successful recruiting and retention of highly skilled managerial and marketing personnel with experience in business activities such as those we contemplate. Competition for the type of highly skilled individuals sought by us is intense, and we may not be able to retain existing employees or find, attract and retain other skilled personnel on acceptable terms. Our recent cost reduction initiatives may make it difficult to retain critical personnel or replace personnel who leave. In addition, due to the declines in the price of our common stock, the exercise price of outstanding employee stock options substantially exceeds the trading price of our common stock. These factors may affect our ability to retain critical employees, which could seriously harm our ability to generate revenue, manage day-to-day operations, and deliver our products and services.

If we cannot develop adequate distribution, customer service and technical support networks, we may not be able to market and distribute our PHD System effectively.

Our strategy involves contracting with dialysis providers to have us supply to dialysis patients the PHD System, dialysate and other consumables, patient training, customer service and maintenance and other technical service. To provide these services, we must develop networks of employees or independent contractors in each of the areas in which we intend to operate. There can be no assurance that we will be able to organize these networks on a cost-effective basis. The failure to establish these networks on a cost-effective basis would have a material adverse effect on our results of operations.

We may not realize any of the anticipated benefits from our more focused resource allocation.

On December 6, 2005, we announced a plan to realign our service network by designating geographic operating districts which have shown the highest adoption rates of the PHD System. The plan includes several operational changes designed to significantly reduce our cash burn rate and provide a more focused resource allocation. We are focusing our sales and servicing efforts on these target markets. While our decision to realign our operating model through the designation of PHD Operating Districts may strengthen our relationships with patients and clinics in designated areas, it may adversely affect our relationships outside of those areas. We cannot assure you that as a result of this reallocation our losses will decrease or we will achieve any particular patient count or revenue level. Our patient count and revenue level may decline in the near term due to attrition in areas outside of our PHD Operating Districts.

Risks Related to Our Common Stock

Our common stock has been delisted from the Nasdaq National Market and could be delisted from the Nasdaq Capital Market.

On November 14, 2005, we received a letter from the Nasdaq noting that we had failed to comply with the minimum $10 million of stockholders’ equity required by Marketplace Rule 4450(a), Maintenance Standard 1 and the alternative listing requirements of Marketplace Rule 4450(b), Maintenance Standard 2 relating to market value of listed securities (and related assets and revenue tests) and market value of publicly held shares. On December 16, 2005, we were notified by the Nasdaq that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required by Marketplace Rule 4450(a)(5). On December 27, 2005, we received a letter from the

Nasdaq denying our request for continued listing on the Nasdaq National Market. In response to this letter, on December 30, 2005, we requested a hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq staff’s determination. We subsequently received notification from the Nasdaq Listing Qualifications Panel that our common stock would be delisted from the Nasdaq National Market and would begin trading on the Nasdaq Capital Market on February 14, 2006.

The Nasdaq Capital Market has its own standards for continued listing, including Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In addition, continued listing on the Nasdaq Capital Market requires satisfying the $1.00 minimum closing bid price imposed by Marketplace Rule 4450(a)(5). There can be no assurance that we will sustain compliance with these standards. In particular, we do not currently have a minimum of $2,500,000 in stockholders’ equity and we did not have $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years, but the current market value of our listed securities does exceed $35,000,000. In the event we cannot sustain compliance with the Nasdaq Capital Market’s listing standards, our common stock will be delisted from the Nasdaq Capital Market and we may be unable to list our common stock on another stock exchange or quotation service. Such a delisting may make it difficult or impossible for stockholders to sell their shares, for us to issue additional securities and for us to obtain additional financing in the future. A delisting may also result in a more limited amount of news and analyst coverage for our Company and could have a material adverse effect on the market price of our common stock.

If our common stock becomes a “penny stock” you may find it difficult to resell shares.

Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is delisted from the Nasdaq Capital Market and we are unable to satisfy certain other financial tests we will be classified as a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Because of the penny stock rules, there is less trading activity in penny stock, and consequently you may have difficulty selling your shares.

Our common stock is thinly traded, so you may be unable to sell at or near ask price or at all if you need to liquidate your shares.

Our common shares have historically been sporadically or “thinly-traded” on the Nasdaq Capital Market and the Nasdaq National Market (prior to our delisting from  the Nasdaq National Market), meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of December 31, 2005, our average trading volume per day for the past three months was approximately 57,932 shares a day with a high of 425,322 shares traded and a low of 1,775 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is low, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price of our common stock may be subject to significant volatility.

The price of our common stock may fluctuate widely depending upon many factors, including our perceived prospects and those of the dialysis market in general. Since our initial public offering in May 1996, our common stock price has traded between $0.52 and $23.50 per share and we have generally experienced relatively low trading volume in relation to the aggregate number of shares outstanding.

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

External factors may also adversely affect the market price for the common stock. The common stock currently trades on the Nasdaq Capital Market. The price and liquidity of the common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq Capital Market or the market, if any, on which we are then trading.

Future sales of substantial amounts of our common stock in the public market could adversely affect the market price of the common stock, and also could impair our ability to raise additional capital through the sale of our equity securities.

The resale by the Durus fund of a substantial number of shares of our common stock could adversely impact the market price of our common stock.

Based on information contained in a Schedule 13D filed by the Durus fund with the Securities and Exchange Commission on March 13, 2006, we believe the Durus fund owns 21,498,118 shares of our common stock, representing approximately 66% of our outstanding shares. We have filed a registration statement covering these shares and 498,100 shares held by the Artal fund. This registration statement was declared effective by the Securities and Exchange Commission on May 17, 2004, and enables the Durus fund and the Artal fund to resell their shares to the public at their discretion. Although we believe that the Durus fund and the Artal fund will effectuate the sale of their shares in an orderly manner and will seek to obtain the best prices available in connection with any sales, the timing, volume and manner of any sales is within their discretion.

The Durus fund and the Artal fund’s sale of their shares may have a negative effect on the market price of our common stock due to, among other factors, the selling pressure such sales may cause. Moreover, the perception in the market that a significant portion of our outstanding shares may soon be sold may also have a negative effect on the market price of our common stock. These events may cause other holders of our common stock to sell their shares, or it may encourage short sales, all of which could contribute to a decline in the market price of our stock. In addition, these factors may have a material adverse effect on our ability to raise capital through the issuance of our equity securities.

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

We will likely need to issue additional shares of our common stock and/or preferred stock in the future, which would dilute your voting and ownership percentage.

Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your voting and ownership interest in our Company. As of March 20, 2006, there were 32,177,574 shares of our common stock issued and outstanding and there were 717,677 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. As of March 20, 2006, there were outstanding options, warrants and other rights to acquire up to approximately 3,338,602 shares of common stock. We may also issue additional shares of common stock or preferred stock:

•       to raise additional funds for working capital, research and development, commercialization, production and marketing activities;

•       upon the exercise or conversion of outstanding options and warrants; and

•       in lieu of payment of cash dividends.

Furthermore upon closing of our securities purchase agreement with the Durus fund dated March 31, 2006 (the “Securities Purchase Agreement”) , the Durus fund will acquire newly issued shares of our Series B Preferred Stock, convertible into 5 million shares of our common stock at a conversion price of $1.00 per share and Warrants to purchase 5 million shares of our common stock at an exercise price of $1.10 per share. In addition, following the closing of the Securities Purchase Agreement, the Durus fund will have the option to invest, by itself or with other investors designated by the Durus fund, up to an additional $15 million in cash for additional shares of Series B Preferred Stock and Warrants having essentially the same terms as the Series B Preferred Stock and Warrants acquired by the Durus fund at the closing. If the Durus fund (by itself or with other investors) invests the maximum additional $15 million in cash for such additional shares of Series B Preferred Stock and Warrants, such additional shares of Series B Preferred Stock will be convertible into 15 million shares of common stock at a conversion price of $1.00 per Share and the additional Warrants will be exercisable to purchase 15 million shares of common stock at an exercise price of $1.10 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Financing Activities.” See also “Risks Related to Our Business—As a result of our transaction with the Durus fund and the Durus fund’s current ownership position in our common and preferred stock, persons other than the Durus fund who own our common stock will own a minority of our common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.”

Our charter documents and Section 203 of the DGCL could make it more difficult for a third party to acquire us.

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

We are subject to the “business combination” statute of the General Corporation Law of the State of Delaware (the “DGCL”). In general, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” for a period of three years after the date of the transaction in which a person became an “interested stockholder,” unless:

•       prior to such date the board of directors of the corporation approved either the “business combination” or the transaction which resulted in the stockholder becoming an “interested stockholder,”

•       upon consummation of the transaction which resulted in the stockholder becoming an “interested stockholder,” the “interested stockholder” owns at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned (1) by persons who are directors and also officers and (2) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or

•       on or subsequent to such date the “business combination” is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock, which is not owned by the “interested stockholder.”

A “business combination” includes mergers, stock or asset sales and other transactions resulting in a financial benefit to the “interested stockholders.”  An “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years, did own) 15% or more of the voting stock of the subject corporation. Although Section 203 permits us to elect not to be governed by its provisions, we have not made this election. As a result of the application of Section 203, potential acquirers of our company may be discouraged from attempting to effect an acquisition transaction with us, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

The foregoing summaries do not purport to be complete and are subject to, and are qualified in their entirety by reference to, our Charter and Bylaws, our Rights Agreement and the DGCL. Copies of our Charter and  Bylaws are filed as exhibits to this report and deemed to be incorporated herein in their entirety.

If we sell common stock to Fusion Capital under our common stock purchase agreement with them you will likely experience significant dilution and the resale of shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

The sale of shares pursuant to our common stock purchase agreement with Fusion Capital or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income or loss per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the common stock purchase agreement with Fusion Capital in order to draw down the full amount available to us on any trading day. If our stock price were lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the agreement with Fusion Capital or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. See also “Risks Related to Our Common Stock—we will likely need to issue additional shares of our common stock and/or preferred stock in the future, which would dilute your voting and ownership percentage.”

Item 2.                        Properties.

We lease approximately 41,500 square feet of office space in Lincolnshire, Illinois to conduct our research, development, marketing and administrative functions. This lease was initiated September 1, 1996, with an expiration date of August 31, 2006. In November 2004, we amended the lease with an extension in the term of the lease to December 31, 2011. In December 2005, we abandoned approximately 10,000 square feet of the office space which we lease in Lincolnshire, Illinois in conjunction with the reduction of our work force. On December 29, 2005, we entered into an agreement with a third party to market this vacant office space. In addition, we lease approximately 1,305 square feet of space in Stone, United Kingdom to store component parts and perform maintenance and repairs on the PHD System.

We believe that our present facilities are adequate for our operations. At present, all manufacturing has been contracted out to third party subcontractors.

Item 3.                        Legal Proceedings.

In July 2004, an alleged short-seller of Aksys stock filed a lawsuit against the Durus fund and us in the Federal District for the State of Connecticut (Collier v. Aksys, Ltd. et al., District of Connecticut, Civil Action No. 3:04-CV-01232). The lawsuit is a purported class action filed on behalf of all short-sellers of Aksys stock during the period of January 1, 2003 through July 24, 2003.  Aksys was voluntarily dismissed as a party from this case and was not named as a defendant in the plaintiff’s subsequent amended complaint. In late 2005, the United States District Court in Connecticut dismissed Collier’s claims as to all parties. Collier has filed an appeal with the United States Court of Appeals for the Second Circuit. Aksys is not a party to those proceedings.

Item 4.                        Submission of Matters to a Vote of Security-Holders.

There were no matters submitted for a vote of our stockholders during the quarter ended December 31, 2005.

PART II

Item 5.                        Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock was listed on the Nasdaq National Market under the symbol “AKSY” until February 14, 2006, when the Company’s stock began trading on the Nasdaq Capital Market under the same symbol. The following table lists the quarterly high and low closing prices of the common stock for the period from January 1, 2004 through December 31, 2005.

Fiscal Year	Fiscal Quarter	High Price	Low Price
2005	1st	$5.45	$3.17
	2nd	3.38	1.99
	3rd	2.54	1.92
	4th	2.20	0.58
2004	1st	$10.97	$6.12
	2nd	6.99	4.40
	3rd	6.23	4.56
	4th	6.93	4.69

There were 208 stockholders of record of our common stock as of March 20, 2006. In addition, we estimate that there were approximately 5,500 holders of our common stock at March 20, 2006, who held shares in “street name.”  We have not paid cash dividends to date, and management anticipates that all future earnings will be retained for development of our business.

Equity Compensation Plan Information

The following table sets forth information about the Company’s common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2005, including the 1993 Stock Option Plan, the 1996 Stock Awards Plan and the 2001 Employee Stock Purchase Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,188,602	$6.38	751,797
Equity compensation plans not approved by security holders	150,000	4.65	—
Total	3,338,602	$6.30	751,797

Item 6.                        Selected Financial Data.

The selected consolidated statement of operations data for the years ended  December 31, 2005, 2004 and 2003 and consolidated balance sheet data as of December 31, 2005 and 2004 set forth below have been derived from our audited consolidated financial statements included as Item 8 to this Annual Report on Form 10-K. The selected consolidated statement of operations data as of December 31, 2002 and 2001 and consolidated balance sheet data as of December 31, 2003, 2002 and 2001 set forth below have been derived from our audited consolidated financial statements that have not been included in this Annual Report on Form 10-K. Our historical financial data is not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2005	2004	2003	2002(1)	2001
Consolidated Statement of Operations Data:
Revenue:
Product sales	$516,666	$1,071,738	$1,075,696	$275,000	$—
Product rentals	705,809	385,966	117,010	1,680	—
Service and supplies	1,446,514	958,355	298,757	21,986	—
Total revenue	2,668,989	2,416,059	1,491,463	298,666	—
Cost of sales:
Product sales	5,715,535	4,313,855	4,239,091	1,995,320	—
Product rentals	2,529,478	481,326	110,000	1,334	—
Service and supplies	6,680,065	5,867,759	3,343,102	774,274	—
Total cost of sales	14,925,078	10,662,940	7,692,193	2,770,928	—
Operating expenses:
Research and development	8,068,829	6,684,465	5,474,220	5,522,772	10,882,796
Sales and marketing	4,532,240	4,791,684	4,188,939	2,305,110	1,753,499
General and administrative	8,047,843	7,388,863	6,676,665	5,699,356	5,121,223
Restructuring charges	161,453	—	—	—	—
Total operating expenses	20,810,365	18,865,012	16,339,824	13,527,238	17,757,518
Operating loss	(33,066,454)	(27,111,893)	(22,540,554)	(15,999,500)	(17,757,518)
Other income and expense, net	(1,113,676)	(466,084)	258,076	294,956	515,892
Income tax expense	(17,800)	(105,512)	—	—	—
Net loss	$(34,197,930)	$(27,683,489)	$(22,282,478)	$(15,704,544)	$(17,241,626)
Net loss per share(2)	$(1.14)	$(0.93)	$(0.79)	$(0.65)	$(0.94)
Weighted average shares outstanding(2)	29,932,705	29,825,659	28,218,819	24,301,029	18,418,410

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$534,954	$31,116,769	$20,175,097	$11,509,757	$11,249,935
Working capital	6,031,352	32,611,166	20,392,362	11,872,340	10,548,397
Total assets	19,155,947	52,945,441	29,638,151	16,509,492	14,454,503
Long-term liabilities(3)	15,337,848	13,754,784	177,253	147,644	159,061
Accumulated deficit	(190,810,419)	(156,612,489)	(128,929,000)	(106,646,522)	(90,941,978)
Total stockholders’ equity (deficit)	(3,304,723)	31,007,431	23,128,062	13,647,629	12,603,629

(1)           The Company commenced commercial activities during the quarter ended September 30, 2002 and was no longer considered to be in the development stage as of that date.

(2)           Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

(3)           Consists primarily of long term notes payable.

You should read the following discussion together with the consolidated financials statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. See “Notes on Forward-Looking Information”.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were founded in January 1991to provide hemodialysis products and services for patients suffering from ESRD. We have developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System, which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. During the quarter ended September 30, 2002, we commenced commercial activities and were no longer considered to be in the development stage. We have not been profitable since we commenced operations and we expect to incur additional losses for the foreseeable future.

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

During 2004 and 2005, we were pursuing a number of initiatives designed to help attract new patients, reduce manufacturing costs, improve machine performance and reduce service costs. During this period, we increased the size of our sales team and started several programs to attract clinics and patients. Significant resources were also being devoted to improving machine performance, with the goal of reducing the frequency of service calls and reducing service costs.

On December 6, 2005, we announced a plan to realign our service network by designating geographic operating districts which have shown the highest adoption rates for the PHD System. The plan includes several operational changes designed to significantly reduce our cash burn rate and provide a more focused resource allocation. We are focusing our sales and servicing efforts on these target markets. While our decision to realign our operating model through the designation of various PHD Operating Districts may strengthen our relationships with patients and clinics within designated areas, it may adversely affect our relationships outside of those areas.

Our ability to add new clinics and patients is affected by several factors, such as the number of new patients a particular clinic can service, the status of that clinic’s home certification and the length of time required to train nurses and patients. These factors influence the pace at which we can add additional clinics and patients.

In addition to patient outcome, clinics consider reimbursement options when deciding whether or not to implement a home program. Effective January 1, 2005, the Medicare composite rate for a dialysis treatment increased 1.6%. The actual amount varies by geography. The composite payment rates now also include a drug add-on adjustment, rather than a separate reimbursement rate for drug usage. In addition, effective April 1, 2005, each ESRD facility’s rate is case-mix adjusted based on certain patient characteristics. Effective January 1, 2006, the base composite payment rates were increased to $130.40 for independent ESRD facilities and $134.53 for hospital-based ESRD facilities. The drug add-on adjustment for 2006 is 14.5 percent.   The changes to Medicare reimbursement should improve the economics of the PHD System for clinics and could influence their decision to use the PHD System. Further changes in reimbursement are also under consideration by the government, including the possible bundling of reimbursement for dialysis treatment, drugs and lab tests into a composite rate. We believe that these changes may further improve economics of the PHD System for clinics, but at this time the substance and timing of any such changes are uncertain.

Service and supplies revenue and cost during the year ended December 31, 2005, directly relate to the number of PHD Systems in use. As of December 31, 2005, there were 179 patients on the PHD System. Service and supplies revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, which is not dependent on service time incurred or materials used. Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians.

Aksys has programs with eight of the top ten dialysis providers in the United States, and an increasing number of doctors and clinic administrators are interested in home treatment programs. One trend we are watching in our industry, however, is the consolidation of major providers. Ownership of dialysis clinics in the United States is highly concentrated and is expected to become further concentrated in the near future. Giving effect to DaVita’s acquisition of Gambro’s dialysis business and Fresenius’ acquisition of Renal Care Group’s dialysis business, DaVita and Fresenius will control approximately 28% and 35% of the United States dialysis clinics, respectively. Each of Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates or by competitors of Aksys with whom DaVita or Fresenius may have contractual relationships. Aksys’ ability to market the PHD System to a significant percentage of the dialysis clinics will depend on its ability to develop and maintain relationships with one or both of these companies.

Our largest customers, DaVita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 16%, 11% and 8%, respectively, of our revenues for the year ended December 31, 2005.  For the year ended December 31, 2004, our largest customers, Northwest Kidney Center, Dialysis Centers of Lincoln and Berkshire Medical Center accounted for 24%, 10% and 9%, respectively, of our revenues (by dollar volume).

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and accepted or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.

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

We recognize revenue from product sales when the PHD System has been installed and a patient has started training. Services and supplies are sold to customers in a monthly service agreement. Services and supplies revenue is recognized uniformly over the term of the agreement and such revenue is not dependent on service time incurred or materials used.

We also lease the PHD System to customers on a short-term basis (12 months or less) and long-term basis (up to 24 months) and recognize revenue on these operating system contracts on a straight-line basis over the lease term. We have no contracts with distributors and sell our product directly to our customers through our own sales force.

Accrued Liabilities and Contingencies

We are required to make certain estimates and assumptions that affect the amounts recorded as accrued liabilities and contingencies. We base our estimates on historical experience and on various other factors, such as changing business conditions and management expectations that we believe to be reasonable to determine the amount of accrued liabilities and contingencies to be recorded. If actual results differ from these estimates, additional expenses might be recorded.

Product Warranty

We provide maintenance as part of our service and supplies agreements with customers. When circumstances are identified whereby the scope of service to the machine extends beyond the normal cost of service and supply contracts, we perform a specific analysis to determine the extent of service required. We record a loss to cost of sales once the excess cost is probable and estimable.

Deferred Tax Asset Valuation

We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required such as our ability to generate future taxable income. In the event that we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase our income in the period such determination was made.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, we have established a full valuation allowance at December 31, 2005 and 2004 to reduce the deferred tax assets to zero.

Valuation of Inventories

Inventories are stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories. The medical devices industry is characterized by rapid development and technological advances that could result in obsolescence of inventory. Management performs periodic assessments to determine the existence of obsolete inventory or to determine if there has been a decline in the market value of inventory, and records necessary provisions to reduce such inventory to the net realizable value.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. In accordance with Statement 144, long lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Contractual Obligations

The following table reflects a summary of our contractual cash obligations as of December 31, 2005:

Contractual Cash Obligations	Total	Less than 1 year	1–3 years	3–5 Years	More Than 5 Years
Long-Term Debt	$16,100,000	$0	$16,100,000	$0	$0
Operating Leases	3,762,267	603,043	1,169,932	1,288,153	701,139
Royalties	1,525,588	250,000	500,000	500,000	275,588
Purchase Obligations	4,202,888	4,202,888	0	0	0
Total Contractual Cash Obligations	$25,590,743	$5,055,931	$17,769,932	$1,788,153	$976,727

We have a contractual obligation with the manufacturer of the PHD Systems to purchase additional parts at a total cost of approximately $3,603,000. We have placed a deposit with the vendor of $1,432,000 as of December 31, 2005. In the fourth quarter of 2005, we recorded a reserve to this deposit to reflect the uncertainty associated with this vendor’s voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code that was filed by this vendor in October 2005; however, we are pursuing the full amount of the deposit.

We have a research and development contract with a 90 day termination notice. Payments during the 90 days will not exceed the average of the previous three months’ payments. Payments under this contract were $200,000 for each month of the fourth quarter of 2005; therefore, the maximum 90 day obligation is $600,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in applicable Securities and Exchange Commission rules, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net loss for the year ended December 31, 2005 was $34,198,000 ($1.14 per share), compared with $27,683,000 ($0.93 per share), for the year ended December 31, 2004. The factors contributing to the increases in net loss are discussed below.

Our cost to manufacture the PHD system exceeds its selling price, and our cost to service and supply active machines on a per-unit basis exceeds the per-unit revenue generated by those machines. The first full year in which we recorded sales was 2003. As volumes increased from seven active machines at year-end 2002, to 179 active machines at year-end 2005, our net loss has also increased. We expect to rely primarily on reductions in the production and service costs of the PHD System in order to realize a positive gross margin on sales. We expect to reduce our service costs by controlling the geographic dispersion of our machines. This will require our service technicians to travel less and be more efficient. We completed cost reductions to the PHD System in late 2003 that reduced the cost of the machine by approximately 25%. We continue to work diligently to achieve manufacturing and service cost reductions on the PHD System. However, these cost reduction plans and efforts may not be successful, and we may not be able to achieve a positive gross margin on product sales or service of the PHD System in the future.

Additional details as to our financial performance are discussed below.

Clinic Partnership Agreements   We added 10 clinic partnership agreements in the year ended December 31, 2005, bringing the total number of signed partnership agreements to 54. The activity level under our agreements varies from clinic to clinic and may decrease or stop at clinics outside of our designated PHD Operating Districts. Some agreements are associated with multiple clinics and have several patients using the PHD System. Conversely, some of our agreements may not be associated with any patients because they are new and are beginning to develop the patient base, while other agreements may be inactive. We consider an agreement to be inactive if there have not been any patients for six months and we do not foresee adding any patients in the near future. A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge. A customer may also enter into a short-term rental agreement. In order to qualify for Medicare reimbursement, the customer must become home certified. We provide training to the nurses in the clinics where the patients’ nephrologist is located. The nurses at the clinic then provide training to patients. Our technicians and nurse educators are available for consultation during patient training.

Revenue   A summary of revenue is presented in the following table.

	December 31, 2005	December 31, 2004	$ Change	% Change
Product—sales	$516,000	$1,072,000	$(556,000)	(52)%
Product—rentals	706,000	386,000	320,000	83%
Service and supplies	1,447,000	958,000	489,000	51%
Total revenue	$2,669,000	$2,416,000	$253,000	10%

For the year ended December 31, 2005, revenue was $2,669,000, a 10% or $253,000 increase from revenue of $2,416,000 for the year ended December 31, 2004. Revenue generated from sales of the PHD System was $516,000 for the year ended December 31, 2005, a decrease of $556,000 or 52% from $1,072,000 for the year ended December 31, 2004. Revenue from units sold in 2005 in the United States and United Kingdom was $396,000 and $120,000, respectively. Revenue from units sold in 2004 in the United States and United Kingdom was $797,000 and $275,000, respectively. While there have been no material changes to our sales price per unit, the number of units sold varies greatly from quarter to quarter as we are still in the early commercialization stages of the PHD System. While we have continued to increase our customer base, increased competition in the home hemodialysis market contributed to the increase in rentals and decrease in sales of our machine. In an effort to gain market acceptance of our relatively new product, we allow customers to rent the PHD System. Rentals are made pursuant to short-term and long-term operating leases. We maintain ownership of the units and classify them as leased assets. Depreciation expense is recorded monthly. The expectation is that over time some of these rentals may convert to sales. Rental revenue for the year ended December 31, 2005 was $706,000, an increase of $320,000 or 83% from $386,000 for the year ended December 31, 2004. In 2005, we recognized revenue from operating leases of  $698,000 in the United States and $8,000 in the United Kingdom. In 2004, we recognized rental revenue from operating leases of $379,000 in the United States and $7,000 in the United Kingdom

Product revenue from units sold is recorded when the PHD System has been installed and a patient has started training whereas rental revenue from operating leases is recognized over the duration of the lease, starting when the machine is installed and the patient starts training. As a result, changes in the number of units sold will have a more significant impact on revenue than changes in the number of rental units. We will continue to extend renting as an option to our customers as we continue to work to increase market acceptance of our product.

While there has been no material change to our monthly rental price over the past two years, rental revenue and service and supplies revenue have increased as our patient base has continued to grow. Service and supply revenue is generated from patient utilization of each machine we have sold or rented.  The following table shows patient growth by quarter.

Date	Number of Patients
December 31, 2003	67
March 31, 2004	77
June 30, 2004	82
September 30, 2004	106
December 31, 2004	121
March 31, 2005	126
June 30, 2005	149
September 30, 2005	163
December 31, 2005	179

The number of patients using the PHD System reflected in the table above includes patients using the PHD System as a result of either a sale or a rental transaction. Sales were made pursuant to an agreement with a third party leasing provider who leases directly to the dialysis provider, or made directly by Aksys to the customer.

Our largest customers, DaVita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 16%, 11% and 8%, respectively, of our revenues (by dollar volume) for fiscal year 2005. In the fourth quarter of 2005, we determined that our cost structure exceeded the level required by our current near-term revenue opportunities.  The cost structure for production of the PHD System exceeded and continues to exceed its market price. Additionally, the continued uncertainty related to adequate third-party reimbursements for dialysis treatment, especially from Medicare and Medicaid, caused us to re-evaluate our near-term growth opportunity and align our cost structure accordingly. As a result, on December 6, 2005 we announced a plan to realign our service network by designating geographic operating districts which have shown the highest adoption rates for the PHD System. The plan includes several operational changes designed to significantly reduce our cash burn rate and provide a more focused resource allocation. We are focusing our sales and servicing efforts on these target markets. While our decision to realign our operating model through the designation of various PHD Operating Districts may strengthen our relationships with patients and clinics within designated areas, it may adversely affect our relationships outside of those areas.

Service and supplies sold directly relate to the PHD Systems in use. Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, or sold as individually priced items. Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians. Service and supplies revenue totaled $1,447,000 in 2005, an increase of $489,000, or 51%, from $958,000 in 2004. The increase in revenue is attributed to the growth in product placement and service and supply agreements. Service and supplies revenue in the United States and United Kingdom for the year ended December 31, 2005, was $1,283,000 and $164,000, respectively. For the year ended December 31, 2004, service and supplies revenue in the United States and United Kingdom was $851,000 and $107,000, respectively.

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

Cost of sales   A summary of cost of sales is presented in the following table.

	December 31, 2005	December 31, 2004	$ Change	% Change
Product—sales	$5,716,000	$4,314,000	$1,402,000	32%
Product—rentals	2,529,000	481,000	2,048,000	426%
Service and supplies	6,680,000	5,868,000	812,000	14%
Total cost of sales	$14,925,000	$10,663,000	$4,262,000	40%

Total cost of sales for fiscal 2005 was $14,925,000 compared to $10,663,000 in fiscal 2004, an increase of $4,262,000 or 40%.

Product sales cost of sales   Product sales cost of sales was $5,716,000 for the year ended December 31, 2005, an increase of $1,402,000 or 32% from $4,314,000 for the year ended December 31, 2004. During 2005, we increased our product warranty reserve by $1,261,000 and increased the reserve for obsolete parts purchased by the manufacturer of the PHD system by $1,038,000. In 2004, we recorded warranty expense of $652,000 to replace a certain component part. Also in 2004, we recorded an expense for obsolete inventory of $201,000. The net increase in expense for warranty and obsolete inventory in 2005 was $1,446,000. Additionally, we recorded a reserve to deposits with vendors in the fourth quarter of 2005 to reflect the uncertainty associated with the bankruptcy petition filed by a specific vendor, however, we are pursuing the full value of the deposit. The PHD System is manufactured by Delphi. On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory that is located at Delphi’s warehouses. We have had ongoing discussions with Delphi regarding our accounts payable balance to them, our cash deposit and certain parts inventory located at Delphi’s warehouses. In the first quarter of 2006, we received correspondence from Delphi advising us of their decision to stop further shipments of PHD Systems and parts until these items have been resolved. We plan to continue our discussions with Delphi and believe that we have a sufficient inventory of parts and machines on hand to enable us to continue operations pending resolution of this matter. If Delphi rejects our manufacturing agreement in connection with its bankruptcy proceeding or we are unable to resolve our open issues with Delphi on a timely basis, we would be forced to establish new manufacturing and/or parts sourcing relationships which could expose us to a number of risks and uncertainties.

These increases to product sales cost of sales are partially offset by a decrease in the inventory adjustment to value the PHD machines produced and purchased at the lower of cost or market of $237,000 from $568,000 recorded in 2004 to $331,000 recorded in 2005. The cost of producing the PHD System is currently in excess of its market price. We expect to rely primarily on reductions in the production costs of the PHD System in order to realize a positive gross margin on sales of the PHD System. In addition, the cost of units sold to customers decreased by $637,000, proportionate to the decrease in revenue from units sold.

Product rentals cost of sales   Product rentals cost of sales was $2,529,000 for the year ended December 31, 2005, an increase of $2,048,000 or 426% from $481,000 for the year ended December 31, 2004. During the first quarter of 2005, we made a decision to replace certain older machines in leased assets with newer models. The previous useful life estimate has been revised for these machines. An impairment charge of $1,370,000 was recorded in 2005 to product rentals cost of sales to adjust the carrying amount of these rental machines to fair value. In addition, depreciation expense increased because of an increase in the number of machines within leased assets. Depreciation expense increased by $416,000 or 114%, from $364,000 for 2004 to $780,000 for 2005.

Service and supplies   Service and supplies costs for year ended December 31, 2005 were $6,680,000, an increase of $812,000 or 14% from $5,868,000 for the year ended December 31, 2004. Service and supplies costs have increased compared to 2004 because of additional patients using the PHD system. The increase primarily relates to increases in field service personnel to service PHD machines and in the clinical support staff necessary to train the customers’ nursing staff. Personnel costs for the year ended December 31, 2005 were $3,617,000, an increase of $636,000 or 21% from $2,981,000 for the year ended December 31, 2004. In addition, the cost of consumable supplies increased with additional units in service. The cost of supplies was $998,000 in 2005, an increase of $533,000 or 115% from $465,000 in 2004. Additionally, we recorded a reserve of $118,000 in 2005 for estimated obsolescence of replacement parts in inventory. These 2005 increases were offset partially by a decrease in scrap of $310,000, a decrease in parts used of $122,000, from $1,351,000 in 2004 to $1,228,000 in 2005, and a decrease in spending for manufacturing support of $104,000, from $414,000 in 2004 to $309,000 in 2005.

The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area that PHD Systems are sold. We are beginning to focus our selling efforts in certain geographic areas to reduce travel time and the number of technicians required to support the machines. We expect that as PHD machines are placed in closer geographical proximity, the per-unit cost of services will decrease. In addition, we are working to improve the performance of our machines. As performance improves, we expect that fewer service calls will be required which should further reduce the per-unit cost of service.  Performance of our machine, however, may not improve. If performance of our machine does not improve, we may not be able to reduce the per-unit cost of service.

We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot be certain that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales or service of the PHD System in the future.

Operating expenses   Operating expenses for the year ended December 31, 2005 were $20,810,000, an increase of $1,945,000 or 10%, from $18,865,000 for the year ended December 31, 2004. Fluctuations in each specific area are discussed below.

Research and development expenses   For the year ended December 31, 2005, research and development expenses were $8,069,000, an increase of $1,385,000 or 21% from $6,684,000 for the year ended December 31, 2004. The increase was primarily due to costs associated with advancing PHD performance and new product development.

Sales and marketing expenses   For the year ended December 31, 2005, sales and marketing expenses were $4,532,000, a decrease of $260,000 or 5% from $4,792,000 for the year ended December 31, 2004. The decrease was due primarily to a reduction in spending for marketing promotions and a decrease in personnel expenses. These decreases were offset partially by increases in marketing-related consulting, travel, convention and other project expenses.

General and administrative expenses   For the year ended December 31, 2005, general and administrative expenses were $8,048,000, an increase of $659,000 or 9% from $7,389,000 for the year ended December 31, 2004. The increase is due to increases in contract labor for information technology, recruiting and professional fees, and facilities expenses.   Facilities expenses increased compared to 2004 because in 2004 we re-negotiated the lease for our office space. We had previously recorded a liability to straight-line the future rent payments. When we signed the new lease we recognized the remaining balance of the deferred rent, $88,000.

Restructuring charges   In the fourth quarter of 2005, we recorded restructuring charges of $161,000, consisting of employee severance payments. We executed a reduction in force, eliminating 44 positions across all areas of the Company. We paid $125,000 of the severance payments in the fourth quarter of 2005 and the remaining $36,000 during the first quarter of 2006. We did not record a restructuring charge during 2004.

Other income and expense   For the year ended December 31, 2005, other net expense increased by $648,000 or 139% to a net expense of $1,114,000 from a net expense of $466,000 in the prior year. The increase in net expense is due primarily to the recognized loss on available-for-sale securities of $335,000 during 2005, as well as an increase in interest on notes payable and the line of credit during 2005. The increase in net expense is offset partially by higher interest income on investment securities due to higher yields in 2005 and the investments being held for nearly 12 months in 2005, as compared to five months in 2004.

Income tax expense   Income tax expense for the year ended December 31, 2005 decreased by $88,000 to $18,000, from $106,000 in the prior year. The tax expense recorded in the third quarter of 2005 and 2004 relates to AMT tax paid because of the taxable income generated from the settlement with the Durus fund in 2004.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net loss for the year ended December 31, 2004 was $27,683,000 ($0.93 per share), compared with $22,282,000 ($0.79 per share), for the year ended December 31, 2003.

Revenue   For the year ended December 31, 2004, revenue was $2,416,000, a 62% increase from revenue of $1,491,000 for the year ended December 31, 2003. Revenue generated from sales of the PHD System remained flat from year to year, with $1,072,000 and $1,076,000 recorded in 2004 and 2003, respectively. The number of units sold varies greatly from quarter to quarter as we are still in the early commercialization stages of the PHD System. In an effort to gain market acceptance of our relatively new product, we allow customers to rent the PHD System. Rental revenue for the year ended December 31, 2004 was $386,000, an increase of $269,000 or 230% from $117,000 for the year ended December 31, 2003.

Revenue from product sales recorded in fiscal 2004 was $797,000 for PHD Systems sold in the United States and $275,000 for PHD Systems sold in the United Kingdom. In fiscal 2003, revenue from product sales in the United States and United Kingdom was $993,000 and $83,000, respectively. The sales recorded were made directly with the dialysis provider or pursuant to an agreement with a third party leasing provider who leases directly to the dialysis provider.

We also recognized revenue under short-term and long-term operating leases in 2004 and 2003. We maintain ownership of the units and classify them as capital assets. Depreciation expense is recorded monthly. Revenue from product rentals in the United States and United Kingdom for the year ended December 31, 2004 was $379,000 and $7,000, respectively. For the year ended December 31, 2003 revenue from product rentals in the United States was $117,000. There was no product rental revenue in the United Kingdom in 2003.

Our largest customers, Northwest Kidney Center, the Dialysis Centers of Lincoln and Berkshire Medical Center, accounted for 24%, 10% and 9%, respectively of our revenues (by dollar volume) for fiscal year 2004.

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

While there have been no material changes to our monthly rental price over the past two years, rental revenue and service and supply revenue have increased as our patient base has continued to grow. The following table shows patient growth by quarter.

Date	Number of Patients
December 31, 2003	67
March 31, 2004	77
June 30, 2004	82
September 30, 2004	106
December 31, 2004	121

We are not directly dependent upon reimbursement from insurance providers as a source of revenue. Rather, we generate revenue from dialysis centers, which provide dialysis services through the use of the PHD System. The dialysis center is reimbursed on a per treatment basis by the insurance provider. Accordingly, reimbursement rates may influence customers’ demand for our product and our pricing of the PHD System and related supplies and service.

Cost of sales   Total cost of sales for fiscal 2004 was $10,663,000 compared to $7,692,000 in fiscal 2003, an increase of $2,971,000 or 39%. Product sales cost of sales for 2004 remained relatively flat, with $4,314,000 recorded in 2004  compared to $4,239,000 recorded in 2003. Included in product sales cost of sales for 2004 is an inventory adjustment in the amount of $568,000, in order to value the PHD machines in inventory at the lower of cost or market. The 2003 inventory cost adjustment was $1,431,000. The number of units manufactured decreased from 127 in 2003 to 83 in 2004. During 2004, we determined that we had sufficient inventory on hand to meet demand and reduced production accordingly.  Six finished machines that will be used in a future research study were expensed to product cost of sales in the quarter ended December 31, 2004 at a cost of $231,000. Other product cost of sales increased by $875,000 or 54% in 2004 compared to 2003, to $2,498,000 from $1,623,000. A portion of the increase, $89,000, is due to potential obsolescence of parts purchased by the manufacturer of the PHD system. An additional $652,000 is due to a reserve established in the quarter ended December 31, 2004 for replacement of major components of machines already produced. The remainder of the increase is due to increases in freight and royalties. Product rental cost of sales consisted of depreciation expense on rental machines, which increased to $481,000 for the year ended December 31, 2004 from $110,000 in 2003, an increase of $371,000 or 337%. The increase is due to additional machines in use.

Service and supplies costs were $5,868,000 in 2004, a $2,525,000 or 76% increase from $3,343,000 in 2003. The increase is due to additional units in service during 2004 compared to 2003. The cost of consumable supplies and replacement parts increases with additional units in service. The cost of field service personnel to install and service the PHD machines and for clinical support staff necessary to train the customers’ nursing staff is also related to the number of units in service. These personnel costs increased $1,096,000 during the year ended December 31, 2004 compared to 2003. In addition, a $324,000 reserve for potentially obsolete supplies was recorded during the year ended December 31, 2004.

Research and development expenses   For the year ended December 31, 2004, research and development expenses increased 22% to $6,684,000 from $5,474,000 million for the year ended December 31, 2003. The increase of $1,210,000 in 2004 was primarily attributable to product enhancement and improvement and new product development of the next generation of home dialysis machines.

Sales and marketing expenses   Sales and marketing expenses increased 14% or $603,000, to $4,792,000 in 2004, from $4,189,000 in 2003. The increase is attributable to personnel additions, advertising and marketing promotions in 2004 associated with the scaling up of the commercialization of the PHD System.

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004 and 2003, was $720,000 and $608,000 and, respectively.

General and administrative expenses   For the year ended December 31, 2004, general and administrative expenses increased $712,000 to $7,389,000, an 11% increase from $6,677,000 for the year ended December 31, 2003. The increase is primarily a result of the costs incurred to comply with the Sarbanes-Oxley Act of 2002. We also experienced an increase in insurance expenses in 2004 as compared to 2003.

Interest income and expense   For the year ended December 31, 2004, interest income was $664,000, an increase of $406,000 or 157% from $258,000 for the year ended December 31, 2003. The increase is due to higher cash and investment balances in 2004 than 2003. Interest expense was $1,131,000 for the year ended December 31, 2004, compared with no interest expense in 2003. Interest expense consisted primarily of the amortization of debt discount on the Durus fund notes payable.

Liquidity and Capital Resources

Financing Needs

Our capital requirements have been, and will continue to be, significant. Our capital requirements will depend on many factors, including without limitation:

•       the cost of servicing and supporting PHD systems in use;

•       manufacturing and associated costs;

•       costs associated with marketing and operating, distribution, patient training and support networks;

•       continued progress in research and development; and

•       the costs involved with protecting our proprietary rights.

During 2006, we expect to use approximately $16 million and $18 million in our operations including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD Systems platform technology to develop our next generation product. We believe cash and liquid investments of $7,756,000 (including the receivable for the settlement on the sale of long-term investment securities) at December 31, 2005, combined with the expected proceeds from the Durus fund financing, are only sufficient to finance our operations into 2007.

In 2006, we will seek to raise the additional capital required to fund commercial activities in 2007. There can be no assurance that we will be able to raise the capital we will need on terms acceptable to us, or at all. Also, due to the recent trading prices of our common stock, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of the Durus fund and our other existing stockholders.

We received a letter dated as of March 31, 2006, in which the Durus fund stated its intention, and confirmed its ability, to provide financing necessary to fund our operations at least through January 1, 2007. However, this letter does not represent a legally binding commitment of the Durus fund to provide the Company with any financing, and the letter further provides that there are no third party beneficiaries to the letter.

If we are unable to obtain additional financing on acceptable terms, our ability to operate our business will be materially and adversely impacted and our liquidity would be severely impaired, giving rise to substantial doubt regarding our ability to continue as a going concern beyond 2006. We have already taken certain steps to restructure our business and conserve cash, including the reduction in force during the fourth quarter of 2005. In the event we are not able to raise capital for our operations in 2007, we may need to take additional steps to reduce our operations.

Cash Flows

We have financed our operations to date primarily through public and private sales of equity securities and proceeds from our settlement with the Durus fund. At December 31, 2005, we had cash and cash equivalents of $535,000, plus a receivable from the settlement of available-for-sale securities of $7,221,000. In addition, at December 31, 2005, we had restricted long-term investments of $750,000. We believe that inflation generally has not had a material impact on our operations or liquidity to date.

Net cash used in operating activities was $27,068,000 in fiscal 2005 compared to $33,393,000 in fiscal 2004 and $22,671,000 in fiscal 2003. Cash used in operating activities decreased in 2005 compared to 2004 by $6,325,000 primarily because deposits with vendors decreased by $1,899,000 in 2005 compared to an increase of $3,358,000 during 2004. In 2004, we paid a $3,409,000 deposit to the manufacturer of the PHD System for parts purchased on our behalf to be used in production. During 2005, we reduced the deposit by $1,977,000 for parts purchased and parts used in production. In 2005, accounts payable and accrued liability balances increased by $2,253,000 while those balance had decreased by $2,658,000 during 2004, a change of $4,911,000. In 2004, accounts payable balances decreased due to payments related to increased PHD production in the last quarter of 2003. Payment for these machines was not made until 2004. In 2005, accounts payable and accrued liability balances increased because of additional product warranty reserves in 2005 and because of manufacturing activity in the quarter ended December 31, 2005.   Decreases in cash used for operations relating to deposits with vendors and accounts payable and accrued liabilities were partially offset by an increase to the net loss in 2005 compared to 2004. The net loss, excluding non-cash expenses of $5,541,000 and $1,916,000 for 2005 and 2004, respectively, increased by $2,889,000. In addition, beginning in the fourth quarter of 2005, cash used in operating activities decreased as part of our overall initiative to reduce costs and decrease our monthly cash burn rate.

Net cash provided by investing activities was $21,399,000 in fiscal 2005 compared to cash used in investing activities of $24,948,000 in fiscal 2004. In 2005, we used cash from investments to fund operations. In 2004, we invested the proceeds from the settlement with the Durus fund in investment grade securities. Net cash used in financing activities was $3,215,000 in fiscal 2005 compared to cash provided by financing activities of $52,362,000 in fiscal year 2004. In 2005, we repaid a $3,400,000 line of credit balance. Cash provided by financing activities in 2004 resulted from the settlement from the Durus fund and obtaining the $3,400,000 line of credit.

Net cash used in operating activities was $33,393,000 in fiscal 2004 compared to $22,671,000 in fiscal 2003. Cash used in operating activities increased in 2004 compared to 2003 by $10,722,000 because in 2004 the net loss, excluding non-cash interest expense, depreciation and other expenses, increased by $4,205,000. In addition, in 2004 we increased our cash deposits with vendors by $3,261,000 compared to 2003. Also, accounts payable and accrued liabilities decreased by $2,658,000 in 2004 while those balances increased by $3,596,000 in 2003, a change in cash of $6,254,000. These increases were offset by a decreased spending on inventory in 2004 of $2,862,000 in 2004 as compared to 2003.

The increase in the net loss during 2004 was due to increased units in service at a loss on each unit, increased spending to improve PHD performance and develop new products, and an increase in sales and marketing activities. The increase in deposits with vendors relates to a deposit of $3,409,000 paid to the manufacturer of the PHD System for parts purchased on our behalf to be used in future production, pursuant to our agreement with that vendor. Accounts payable decreased $3,305,000 in 2004 compared to 2003 due to increased PHD production in the last quarter of 2003. Payment for these machines was not made until 2004. Accrued and other liabilities increased in 2004 by $647,000 compared to 2003. This increase is due to a reserve established in the quarter ended December 31, 2004 for replacement of major components of machines already produced. In 2004, we spent $1,731,000 on inventory compared to $4,593,000 in 2003. The decrease in spending on inventory is attributable to a decrease in the market value of finished units on hand at December 31, 2004 compared to 2003 and a decrease in spare parts inventory. Other sources and uses of cash were consistent in 2004 compared to 2003

Net cash used in investing activities was $24,948,000 in fiscal 2004 compared to cash provided by investing activities of $5,518,000 in fiscal 2003.  In 2004, we invested the proceeds from the settlement with the Durus fund in investment grade securities. In 2003, we used cash from investments to fund operations.  Net cash provided by financing activities was $52,362,000 and $31,597,000 in fiscal years 2004 and 2003, respectively.  Cash provided by financing activities in 2004 resulted from the settlement with the Durus fund and obtaining a $3,400,000 line of credit. Cash provided from financing activities in 2003 resulted from the issuance of common stock.

Recent Financing Activities

Transaction with the Durus fund

The following summaries of our settlement and transaction with the Durus fund and the Artal fund do not purport to be complete and are subject to and qualified in their entirety by reference to the (i) settlement agreement (the “Settlement Agreement”), amendment to our rights agreement, registration rights agreement and note purchase agreement which are filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2004, (ii) Securities Purchase Agreement and bridge loan agreement which were filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, (iii) the amendment to our Settlement Agreement and second amendment to our rights agreement filed as exhibits to this Annual Report on Form 10-K and (iv) the form of investor rights agreement, form of warrant agreement, form of loan agreement and form certificate of designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock filed as exhibits to the Durus Fund’s Schedule 13D/A on April 5, 2006, each of which is deemed to be incorporated herein in its entirety.

Settlement Summary.   As previously disclosed, in February 2004 we settled all our outstanding claims against the Durus fund and other defendants for an aggregate payment to us of $48.7 million. We had filed a lawsuit in August 2003 after learning that the Durus fund, Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital Management (N.A.), LLC (“Durus Capital (N.A.)”) and the Artal fund had acquired over 70% of our outstanding common stock. We refer to the Durus fund,

Mr. Sacane, Durus Capital, Durus Capital (N.A.) and the Artal fund collectively as “defendants” and individually as a “defendant.”

Background to the Litigation.   In April 2003, we entered into an agreement with Mr. Sacane and Durus Capital relating to shares of our common stock they then controlled through the Durus fund (the “April 2003 Agreement”). We entered into the April 2003 Agreement after we learned that certain of the defendants had accumulated a position in our common stock in excess of the 15% ownership level that would potentially trigger our shareholder rights agreement, referenced on Exhibit 4.2 hereto (the “Shareholder Rights Agreement”).

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

In August 2003, we filed a lawsuit against the defendants in the United States District Court for the District of Connecticut. Our lawsuit sought injunctive relief and damages arising from the defendants’ alleged violation of federal securities laws and the alleged breach of the April 2003 Agreement. In addition, our lawsuit sought recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934.

In January 2004, we settled the Section 16(b) claim against the defendants for $4.6 million. In February 2004, we settled all other claims against the defendants, and received as part of that settlement an additional $34.1 million in cash, of which $16.1 million was in exchange for unsecured subordinated promissory notes. In May 2004, we received a final payment of $10.0 million in connection with the effectiveness of a registration statement we filed with the Securities and Exchange Commission covering the securities owned by the Durus fund and the Artal fund.

Summary of the Settlement.   Pursuant to the Settlement Agreement, the Durus fund, among other things, agreed to pay us $28 million in cash (in addition to the $4.6 million paid by the Durus fund in respect of the Section 16(b) claim) to settle the remaining claims in our lawsuit and release any other potential claims against the defendants. In addition, we filed a registration statement with the Securities and Exchange Commission which was declared effective on May 17, 2004 and the defendants agreed that they would not seek to exercise control over the Company and that they would not hold the shares of our common stock with the purpose or intent of changing or influencing the control or management of the Company. As noted below, as part of our transaction with the Durus fund, we have released the Durus fund from this and other restrictive covenants in the settlement.

As part of the settlement, we also entered into a note purchase agreement with the Durus fund and the Artal fund whereby the Durus fund and the Artal fund purchased approximately $15.8 million (the “Outstanding Notes”) and $0.3 million (the “Remaining Notes”, and collectively with the Outstanding Notes the “Notes”), respectively, of non-interest bearing unsecured subordinated promissory notes from us. Under the terms of the Settlement Agreement the Notes became due and payable after the later of

(1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock. In addition, under the Settlement Agreement we were entitled to use shares of our common stock to repay the principal amount owing under the Notes in certain circumstances. As noted below, upon closing of the Securities Purchase Agreement, the Outstanding Notes will be cancelled and exchanged for new Loan Notes, Series B Preferred Stock, and Warrants, each as defined below.

As a result of the settlement with the Durus fund, we had an income tax obligation of $123,000 for the year ended December 31, 2004. At December 31, 2005, the net operating losses available to offset future taxable income were approximately $162.6 million. Net operating loss carryforwards will be used to cover a portion of any tax triggered under the alternative minimum tax.

The net operating loss carryforwards expire at various dates beginning in 2015. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities. Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our deferred tax assets at December 31, 2005.

Transaction Summary

Securities Purchase Agreement

On March 31, 2006, we entered into the Securities Purchase Agreement with the Durus fund pursuant to which the Durus fund, at a subsequent closing, in exchange for $5 million principal amount of Outstanding Notes, will acquire newly issued shares of our Series B Preferred Stock, $0.01 par value (the “Series B Preferred Stock’’ convertible into 5 million shares of our common stock at a conversion price of $1.00 per share and warrants (the “Warrants’’) to purchase 5 million shares of our common stock at an exercise price of $1.10 per share. The Series B Preferred Stock has voting rights, and the Durus fund will be entitled to vote, on an as converted basis, together with the holders of our common stock as a single class with respect to any matter upon which holders of our common stock have the right to vote (provided, however, that for voting purposes, the conversion price of the Series B Preferred Stock is equal to the closing price of the common stock on the Nasdaq Capital Market on the date of the Securities Purchase Agreement). In addition, holders of the Series B Preferred Stock shall be entitled to elect one director to our Board of Directors. As the only holder of the Series B Preferred Stock immediately following the closing of the Securities Purchase Agreement, the Durus fund alone shall exercise this right, along with the Durus fund’s right to designate a majority of the members of our Board of Directors under the terms of the Investor Rights Agreement described below. The Durus fund’s shares of Series B Preferred Stock will have an aggregate liquidation preference of $5 million, accrue dividends at the rate of 10% per annum and become redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B Preferred Stock then outstanding or at the option of the Durus fund at an earlier date upon the occurrence of specified trigger events. We are required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B Preferred Stock prior to taking certain actions.

Following the closing of the Securities Purchase Agreement, the Durus fund has the option to invest, by itself or with other investors designated by the Durus fund, up to an additional $15 million in cash for additional shares of Series B Preferred Stock and Warrants having essentially the same terms as the Series B Preferred Stock and Warrants acquired by the Durus fund at the closing. If the Durus fund (by itself or with other investors) invests the maximum additional $15 million in cash for such additional shares of Series B Preferred Stock and Warrants, such additional shares of Series B Preferred Stock will be convertible into 15 million shares of common stock at a conversion price of $1.00 per share and the additional Warrants will be exercisable to purchase 15 million shares of common stock at an exercise price of $1.10 per share.

Loan Agreements

At the time of entering into the Securities Purchase Agreement, we also entered into and closed a bridge loan agreement with the Durus fund (the “Bridge Loan Agreement”), pursuant to which the Durus fund lent $5 million in cash to us in exchange for $5 million in principal amount of our senior secured notes (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 7% per annum, and the entire principal amount of the Bridge Notes is due and payable on January 1, 2007, unless prepaid or rolled over into longer term senior secured notes of the Company as contemplated by the Securities Purchase Agreement. The Bridge Loan Agreement contains a number of reporting and other affirmative and negative covenants, including operational controls over expenditures which may be exercised by the Durus fund. To secure our obligations under the terms of the Bridge Loan Agreement and the Bridge Notes, we have granted the Durus fund a security interest in all of our property, including our intellectual property.

At the closing of the Securities Purchase Agreement, the Durus fund will enter into a new loan agreement (the “Loan Agreement”) with us pursuant to which the Durus fund will exchange the Bridge Notes (plus accrued interest thereon) and approximately $10.8 million in principal amount of Outstanding Notes for approximately $15.8 million in aggregate principal amount of our senior secured notes bearing interest at 7% per annum and payable in full on December 31, 2007 (the “Loan Notes”). Under the Loan Agreement, the Durus fund will also make available to us a $5 million standby line of credit (the “Line of Credit”) until December 31, 2006, which we will be able to use to fund our ongoing operations if we are unable to obtain financing from other sources and various funding conditions are satisfied. The Loan Agreement contains a number of affirmative and negative covenants and grants certain operational controls over expenditures to the Durus fund. Our obligations under the Loan Agreement and the Loan Notes will also be secured by a security interest in all of our property, including our intellectual property.

Other Actions

We undertook and agreed to undertake certain actions in connection with the entering into and closing of the Securities Purchase Agreement.

Amendment of Settlement Agreement and Shareholder Rights Agreement.   On March 31, 2006, we amended the Settlement Agreement to release the Durus fund and the Artal fund from certain standstill and other restrictive covenants, including to eliminate the requirement that the Durus fund significantly reduce its ownership of shares of our common stock by May 2006 and to terminate the proxy granted to the Company by the Durus fund under the terms of the Settlement Agreement, which proxy granted the Company the power to vote the Durus fund’s shares of our common stock in proportion to the votes cast by other holders of shares of our common stock in matters requiring a stockholder vote. By releasing the Durus fund from the standstill restrictions in the Settlement Agreement, the Durus fund is free to acquire the shares of Series B Preferred Stock and the Warrants at the closing of the Securities Purchase Agreement and to exercise the option to acquire additional shares of Series B Preferred Stock and Warrants, as provided in the Securities Purchase Agreement. In addition, the Durus fund is no longer prohibited from acquiring more shares of our common stock or other securities or making any solicitation of proxies regarding the voting of shares of our common stock. Furthermore, in connection with the entering into of the Securities Purchase Agreement, we took actions to amend our Shareholder Rights Agreement to exempt from the application thereof to the transactions contemplated by the Securities Purchase Agreement, and to eliminate the Rights Agreement.

Appointment of Durus fund Designee to our Board of Directors and Appointment of New CEO.   At the time of the execution and delivery of the Securities Purchase Agreement, the Board of Directors of the Company increased the size of the Board to seven and appointed Shodhan Trivedi, a member of the board of directors of the Durus fund, and Laurence P. Birch to our Board of Directors. Our Board of Directors also replaced William Dow with Laurence Birch as interim President and Chief Executive Officer.

Investor Rights Agreement.   As a condition to the closing of the Securities Purchase Agreement, we have agreed to enter into an investor rights agreement with the Durus fund and the Artal fund (the “Investor Rights Agreement”) which requires that our Board of Directors consist of seven members and grants the Durus fund the right to designate four of the seven Board members (inclusive of the Board member designated by the Durus fund as holder of the Series B Preferred Stock) and to approve the selection of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Under the terms of the Investor Rights Agreement, the Durus fund’s designees to the Board of Directors shall be entitled to serve on the executive committee of the Board, and the Company may not take certain actions without the approval of the Board of Directors, including the affirmative vote of the Board members designated by the Durus fund.  The Investor Rights Agreement also grants the Durus fund and the Artal fund certain registration rights with respect to the sale of shares of our common stock into the open market, as well as providing that the Durus fund shall have a right of first refusal in the event that the Company proposes to sell itself, or greater than 30% of its fully diluted capital stock, to a third party, or the Company otherwise accepts a bona fide offer from a third party to acquire the Company or such number of shares of the Company’s capital stock, on the same terms and conditions, including price, as the terms and conditions applying to the third party. The Investor Rights Agreement will require us to use our best efforts to register the shares held by the Durus fund and the Artal fund in one or more shelf registration statements and to keep these registration statement(s) effective until the earlier of (i) the date as of which the Durus fund and the Artal fund may sell all of their securities in any period of three months under Rule 144 of the Securities Act of 1933, as amended, and (ii) the date on which the Durus fund and the Artal fund shall have sold all of their securities covered by the registration statement. The Investor Rights Agreement will amend and supersede the registration rights agreement which we previously entered with the Durus fund in February 2004.

Transaction with the Fusion Capital Fund II, LLC

On January 13, 2006, we entered into a common stock purchase agreement (“Fusion Capital Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Funding under the Fusion Capital Agreement commences once the Securities and Exchange Commission declares effective a registration statement relating to the transaction and will continue over a 25-month period. If this financing is pursued, we would be required to have a registration statement declared effective prior to September 30, 2006. Under the Agreement, as long as the market price of our common stock remains above $0.10 and certain other conditions are satisfied, we are permitted to sell to Fusion Capital up to $40,000 of common stock on each market trading day, up to an aggregate of $20,000,000 of common stock.

We have the right to decrease the daily amount to be purchased by Fusion Capital at any time effective upon one trading day’s notice. In addition, we have the right to increase the daily purchase amount if the market price of our common stock increases. For every $0.10 increase in the “threshold price” (defined as the lowest sale price of our common stock during the five trading days immediately preceding the notice to increase the daily purchase amount) above $0.95, we have the right to increase the daily purchase amount by an additional $4,000.

In addition to the daily purchase amount, we may elect to require Fusion Capital to purchase up to $250,000 of our common stock on any single trading day, provided that the share price is above $1.00 during the ten trading days prior thereto. This amount may be increased to up to $1,000,000 if specified increases in our share price occur.

Fusion Capital may terminate the agreement with us upon the occurrence of an event of default, which includes a material adverse change in our business or the failure of our common stock to be listed on the Nasdaq National Market, the Nasdaq Capital Market or the Nasdaq OTC Bulletin Board. In addition, Fusion Capital has the right to terminate the agreement with us if sales under the agreement have not commenced by September 30, 2006. We have the right to terminate the agreement at any time effective upon one trading day’s notice.

In connection with the agreement, in January 2006, we issued 2,170,543 shares of common stock to Fusion Capital as a commitment fee. Such shares were issued in reliance upon exemption from registration provided by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Listing of Company’s Common Stock on the Nasdaq Capital Market

On November 14, 2005, we received a letter from the Nasdaq noting that we had failed to comply with the minimum $10 million of stockholders’ equity required by Marketplace Rule 4450(a), Maintenance Standard 1 and the alternative listing requirements of Marketplace Rule 4450(b), Maintenance Standard 2 relating to market value of listed securities (and related assets and revenue tests) and market value of publicly held shares. On December 16, 2005, we were notified by the Nasdaq that for the last 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share required by Marketplace Rule 4450(a)(5). On December 27, 2005, we received a letter from the Nasdaq denying our request for continued listing on the Nasdaq National Market. In response to this letter, on December 30, 2005 we requested a hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq staff’s determination. We subsequently received notification from the Nasdaq Listing Qualification Panel that our common stock would begin trading on the Nasdaq Capital Market on February 14, 2006.

The Nasdaq Capital Market has its own standards for continued listing, including Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In addition, continued listing on the Nasdaq Capital Market requires satisfying the $1.00 minimum closing bid price imposed by Marketplace Rule 4450(a)(5). There can be no assurance that we will sustain compliance with these standards. In particular, we do not currently have a minimum of $2,500,000 in stockholders’ equity and we did not have $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years, but the current market value of our listed securities does exceed $35,000,000.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(Revised), Share-Based Payment (SFAS No. 123R), to be effective for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No. 123R to be effective for fiscal years beginning after June 15, 2005. SFAS No. 123R supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation costs over the requisite service period based on fair values measured on the respective grant dates. The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures currently required by SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of the proposed standards the modified prospective transition method described above would be applied.

We have adopted the requirements of SFAS No. 123R effective January 1, 2006, utilizing the modified prospective transition method. The effect of adopting the new Standard on reported earnings is dependent on the number of options granted in the future, the terms of those awards and their fair values. We anticipate that the effect of adopting SFAS No. 123R will increase total stock-based compensation expense in 2006 by approximately $1.5 million to $1.8 million.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No.151 is an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted the requirements of SFAS No. 151 effective January 1, 2006. The adoption did not have a material effect on our financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This Statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our investments are not made for trading purposes. Our investments are generally made in U.S. government and federal agency bonds and high-grade commercial paper and corporate bonds.  Interest rate risk with respect to our investments is not significant as substantially all of such investments are in short-term U.S. dollar cash equivalents, which are by their nature less sensitive to interest rate movements. At December 31, 2005, all investments have been converted to cash and liquid investments.  Imputed interest on the long-term notes payable was calculated using an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation. A 1% change in interest rates would not have a material effect on our results of operations.

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

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	61
Consolidated Financial Statements:
• Consolidated Balance Sheets at December 31, 2005 and 2004	62
• Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	63
• Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	64
• Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	65
• Notes to Consolidated Financial Statements	66

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aksys, Ltd.:

We have audited the accompanying consolidated balance sheets of Aksys, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aksys, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Chicago, Illinois April 13, 2006

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$534,954	$9,419,324
Short-term held-to-maturity investments	—	15,030,779
Restricted short-term investments	—	6,666,666
Accounts receivable, less allowance for doubtful accounts of $0 and $14,739 at December 31, 2005 and 2004, respectively	338,369	233,406
Other receivables	7,615,607	125,373
Inventories	3,639,493	5,716,320
Prepaid expenses	150,390	134,739
Deposits with vendors, net	875,361	3,467,785
Total current assets	13,154,174	40,794,392
Long-term available-for-sale investments	—	7,568,475
Restricted long-term investment	750,000	600,000
Leased assets, net	3,963,688	2,390,831
Property and equipment, net	1,222,572	1,533,091
Other assets	65,513	58,652
Total assets	$19,155,947	$52,945,441
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,735,123	$1,635,050
Accrued liabilities	3,173,161	2,853,257
Deferred revenue	114,120	253,575
Short-term line of credit	—	3,400,000
Restructuring accrual	36,325	—
Current portion of capital lease obligation	32,884	—
Other liabilities	31,209	41,344
Total current liabilities	7,122,822	8,183,226
Other long-term liabilities	200,278	117,014
Notes payable	15,065,823	13,637,770
Capital lease obligations, less current portion	71,747	—
Total liabilities	22,460,670	21,938,010
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding in 2005 and 2004	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 29,972,911 and 29,891,537 shares issued and outstanding in 2005 and 2004, respectively	299,729	298,915
Additional paid-in capital	187,185,871	187,248,679
Accumulated other comprehensive income	20,096	72,326
Accumulated deficit	(190,810,419)	(156,612,489)
Total stockholders’ equity (deficit)	(3,304,723)	31,007,431
Total liabilities and stockholders’ equity (deficit)	$19,155,947	$52,945,441

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	Year ended December 31,
	2005	2004	2003
Revenue:
Product sales	$516,666	$1,071,738	$1,075,696
Product rentals	705,809	385,966	117,010
Service and supplies	1,446,514	958,355	298,757
Total revenue	2,668,989	2,416,059	1,491,463
Cost of sales:
Product sales	5,715,535	4,313,855	4,239,091
Product rentals	2,529,478	481,326	110,000
Service and supplies	6,680,065	5,867,759	3,343,102
Total cost of sales	14,925,078	10,662,940	7,692,193
Operating expenses:
Research and development	8,068,829	6,684,465	5,474,220
Sales and marketing	4,532,240	4,791,684	4,188,939
General and administrative	8,047,843	7,388,863	6,676,665
Restructuring charges	161,453	—	—
Total operating expenses	20,810,365	18,865,012	16,339,824
Operating loss	(33,066,454)	(27,111,893)	(22,540,554)
Other income and expense:
Interest income	745,932	664,454	258,076
Interest expense	(1,524,446)	(1,130,538)	—
Loss on sale of available-for-sale securities	(335,162)	—	—
Total other income and expense	(1,113,676)	(466,084)	258,076
Net loss before income tax expense	(34,180,130)	(27,577,977)	(22,282,478)
Income tax expense	(17,800)	(105,512)	—
Net loss	$(34,197,930)	$(27,683,489)	$(22,282,478)
Net loss per share, basic and diluted	$(1.14)	$(0.93)	$(0.79)
Weighted average shares outstanding	29,932,705	29,825,659	28,218,819

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Comprehensive	Total stockholders’
	Shares	Amount	capital	income	deficit	income (loss)	equity (deficit)
Balance at December 31, 2002	25,500,097	$255,001	$120,030,647	$8,503	$(106,646,522)		$13,647,629
Comprehensive income (loss):	—	—	—	—	—	—	—
Net loss	—	—	—	—	(22,282,478)	(22,282,478)	(22,282,478)
Foreign currency translation adjustment	—	—	—	11,774	—	11,774	11,774
Comprehensive loss	—	—	—	—	—	(22,270,704)	—
Issuance of common stock	4,135,529	41,335	30,879,499	—	—	—	30,920,834
Exercise of stock options	148,310	1,483	700,319	—	—	—	701,802
Issuance of shares to Employee Stock Purchase Plan	18,968	190	128,311	—	—	—	128,501
Balance at December 31, 2003	29,800,904	$298,009	$151,738,776	$20,277	$(128,929,000)		$23,128,062
Comprehensive income (loss):	—	—	—	—	—	—	—
Net loss	—	—	—	—	(27,683,489)	(27,683,489)	(27,683,489)
Unrealized gain on investments	—	—	—	12,219	—	12,219	12,219
Foreign currency translation adjustment	—	—	—	39,830	—	39,830	39,830
Comprehensive loss	—	—	—	—	—	(27,631,440)	—
Contribution from legal settlement	—	—	35,148,669	—	—	—	35,148,669
Issuance of common stock	56,308	563	182,438	—	—	—	183,001
Exercise of stock options	2,254	23	15,440	—	—	—	15,463
Issuance of shares to Employee Stock Purchase Plan	32,071	320	163,356	—	—	—	163,676
Balance at December 31, 2004	29,891,537	$298,915	$187,248,679	$72,326	$(156,612,489)		$31,007,431
Comprehensive income (loss):	—	—	—	—	—	—	—
Net loss	—	—	—	—	(34,197,930)	(34,197,930)	(34,197,930)
Unrealized loss on investments	—	—	—	(12,219)	—	(12,219)	(12,219)
Foreign currency translation adjustment	—	—	—	(40,011)	—	(40,011)	(40,011)
Comprehensive loss	—	—	—	—	—	(34,250,160)	—
Adjustment to legal settlement	—	—	(250,000)	—	—	—	(250,000)
Issuance of common stock	1,268	13	2,987	—	—	—	3,000
Issuance of shares to Employee Stock Purchase Plan	80,106	801	184,205	—	—	—	185,006
Balance at December 31, 2005	29,972,911	$299,729	$187,185,871	$20,096	$(190,810,419)		$(3,304,723)

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(34,197,930)	$(27,683,489)	$(22,282,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	2,063,694	—	—
Depreciation and amortization	1,417,317	829,955	565,006
Loss on disposal of assets	293,910	—	—
Non-cash interest expense	1,428,053	1,086,082	—
Loss on available-for-sale security	335,162	—	—
Issuance of stock in exchange for services received	3,000	—	154,570
Changes in assets and liabilities:
Accounts receivable	(104,963)	105,026	(211,621)
Other receivables	(269,140)	(120,297)	125,053
Inventories	(2,026,805)	(1,730,762)	(4,592,875)
Prepaid expenses and other assets	(22,512)	(51,131)	8,877
Deposits with vendors	1,898,542	(3,358,244)	(97,543)
Accounts payable	2,100,073	(3,305,279)	2,968,973
Deferred revenue	(139,455)	187,762	64,487
Accrued restructuring charges	36,325	—	—
Accrued expenses and other liabilities	116,449	647,498	626,540
Net cash used in operating activities	(27,068,280)	(33,392,879)	(22,671,011)
Cash flows from investing activities:
Purchases of investments	—	(47,253,385)	(17,659,774)
Purchases of restricted long-term investments	(150,000)	—	—
Proceeds from maturities and sales of investments	28,918,539	22,777,328	23,438,108
Pending settlement of security sales	(7,221,094)	—	—
Purchases of property and equipment	(148,541)	(471,690)	(260,216)
Net cash provided by (used in) investing activities	21,398,904	(24,947,747)	5,518,118
Cash flows from financing activities:
(Repayment) proceeds from short-term line of credit	(3,400,000)	3,400,000	—
Proceeds from issuance of notes payable	—	16,100,000	—
Proceeds from issuance of common stock	185,006	362,140	31,596,567
Proceeds from Durus settlement	—	32,500,357	—
Net cash (used in) provided by financing activities	(3,214,994)	52,362,497	31,596,567
Net increase (decrease) in cash and cash equivalents	(8,884,370)	(5,978,129)	14,443,674
Cash and cash equivalents at beginning of year	9,419,324	15,397,453	953,779
Cash and cash equivalents at end of year	$534,954	$9,419,324	$15,397,453
Supplemental information relating to net cash flows from operating activities:
Cash paid for interest expense	$96,393	$44,455	$—
Cash paid for income taxes	17,800	105,512	—
Non-cash transfers of inventories to leased assets and property and equipment	4,103,632	2,009,880	1,279,128

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

Certain reclassifications have been made to the prior year consolidated financial statements in order to conform to the 2005 presentation.

The Company has revised its presentation of its consolidated statements of cash flows for 2004 and 2003 to include non-cash inventory transfer activity as supplemental information rather than present the transfers of machines to leased assets and property and equipment as increases in cash flows from operating activities and decreases in cash flows from investing activities. The Company presents initial machine purchases as decreases in cash flows from operating activities. The Company does not consider the changes to be material to the 2004 and 2003 consolidated financial statements.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows:

(a) Principles of Consolidation

On April 18, 1996, the Company established a subsidiary in Tokyo, Japan, and on August 8, 1998, the Company established a subsidiary in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) Use of Estimates

Preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents of $535,000 and $9,419,000 at December 31, 2005 and 2004, respectively, consist of certain highly liquid investments with maturities of less than three months when purchased.

(d) Investment Securities

On December 30, 2005, the Company sold all of its unrestricted long-term investment securities for an aggregate amount of approximately $7,221,000. Since this transaction did not settle until January 3, 2006, the proceeds are recorded as part of “Other Receivables” on the consolidated balance sheet at December 31, 2005. The Company recorded a loss of $335,000 on the accompanying consolidated statement of operations for the year ended December 31, 2005 related to this transaction.

As of December 31, 2005 all investments were converted to cash and liquid investments. As of December 31, 2004, all investments consisted of certificates of deposit, U.S. government securities, U.S. government agency securities and investment grade corporate debt securities, each with a term less than or equal to five years.

The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period.

The Company classifies its debt securities in one of two categories: held-to-maturity or available-for-sale. Held-to-maturity debt securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities are classified as available-for-sale.

Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

The majority of short and long-term investments are classified as held-to-maturity because the Company has the ability and intent to hold these securities until maturity. At December 31, 2004, the one exception was a long-term U.S. government agency security with a market value of approximately $7,568,000 that was classified as available-for-sale. Monthly changes to the market value of this security were included in accumulated other comprehensive income.

(e) Inventories

Inventories are stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.

(f) Long-Lived Assets

Property, equipment and leased assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. The Company leases PHD Systems to customers on a short-term basis (12 months or less) or long-term basis (up to 24 months). Leased assets include PHD Systems currently under operating leases and machines held for future leases. Additions and improvements are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. PHD machines used as sales demonstration models or for internal training are included in equipment and depreciated over their useful life.

The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. In accordance with Statement 144, long lived assets, such as property,

plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

All machines purchased by the Company are first recorded as inventory since their ultimate use is not determined upon completion of production. Upon determination of use, the Company transfers the assets from inventory to either leased assets or property and equipment depending on whether they are to be leased to customers or used as demonstration models or for internal testing and training.

(g) Product Warranty

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

(h) Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and accepted or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.

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

The Company recognizes revenue from product sales when the PHD System has been installed and a patient has started training. Services and supplies are sold to customers under a monthly service agreement. Services and supplies revenue is recognized uniformly over the term of the agreement and such revenue is not dependent on service time incurred or materials used.

The Company also leases the PHD System to customers on a short-term basis (12 months or less) and long-term basis (up to 24 months) and recognizes revenue on these operating system contracts on a straight-line basis over the lease term. The Company has no contracts with distributors and sells its product directly to its customers through its own sales force.

(i) Research and Development Costs

Research and development costs are charged to expense when incurred.

(j) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets which not more likely than not to be realized.

(k) Computation of Net Loss per Share

Net loss per share is based on the weighted average number of shares outstanding with common equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. At December 31, 2005, 2004 and 2003, the number of common equivalent shares from stock options and warrants excluded from the computation were 3,338,602, 2,800,111 and 2,239,088, respectively.

(l) Stock-Based Compensation

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

	2005	2004	2003
Net loss as reported	$(34,197,930)	$(27,683,489)	$(22,282,478)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,931,810)	(1,202,525)	(1,022,439)
Pro forma net loss	$(36,129,740)	$(28,886,014)	$(23,304,917)
Basic and diluted loss per share as reported	$(1.14)	$(0.93)	$(0.79)
Pro forma basic and diluted loss per share	$(1.21)	$(0.97)	$(0.83)

(m) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this

Statement on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the fair value of unvested awards at the adoption date. The Company estimates that compensation costs for share based awards recognized in accordance with Statement 123R will be approximately $1.5 million to $1.8 million in 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Under this Statement such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of this Statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This Statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

(n) Translation of Foreign Currency

The Company follows the translation policy as provided by SFAS No. 52, Foreign Currency Translation, in translating the financial statements of its operation in the United Kingdom from British pounds to U.S. dollars. Accordingly, assets and liabilities are translated at the rate of exchange at the balance sheet date. Income and expenses are translated at the average exchange rate prevailing throughout the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity (deficit).

(o) Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) includes net income (loss), foreign currency adjustments and unrealized gains or losses on available for sale securities. Comprehensive income (loss) is presented in the consolidated statements of stockholders’ equity (deficit).

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2005	2004
Unrealized gain on available-for-sale securities	$—	$12,219
Foreign currency translation adjustments	(20,096)	60,107
Total	$(20,096)	$(72,326)

(p) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $158,000, $720,000 and $608,000, respectively.

(q) Fair Value of Financial Instruments and Concentration of Customers and Credit Risk

Financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and notes payable. Other than notes payable, the estimated fair value of these instruments approximates their carrying value due to the short period of time to their maturities. The fair value of the Company’s notes payable is not practicable to estimate as debt with similar terms and remaining maturities is not currently available to the Company. A quoted market price is not available, and the Company has not obtained or developed a valuation model necessary to make the estimate due to the related costs.

During 2005 and 2004, the Company maintained cash balances in excess of federally insured limits. The funds were with a major money center bank. The cash balance with the bank at December 31, 2005 and 2004 was $532,000 and $1,088,000, respectively.

The Company’s largest customers, DaVita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 16%, 11% and 8%, respectively, of its revenues (by dollar volume) for the year ended December 31, 2005. For the year ended December 31, 2004, the Company’s largest customers, Northwest Kidney Center, the Dialysis Centers of Lincoln and Berkshire Medical Center accounted for 24%, 10% and 9%, respectively, of its total revenue.

Since the Company’s inception, substantially all effort has been devoted to the development of the PHD System. The Company expects to be entirely dependent for the foreseeable future on sales of, and services relating to, the PHD System for revenues. The Company’s dependence on a single product creates significant risk for the Company and its stockholders.

The Company currently relies on single contract manufacturers to manufacture each of the major components of the PHD System. Such contractors are not employed or otherwise controlled by the Company and are generally free to conduct their business at their own discretion. Although certain of the Company’s contract manufacturers have entered into contracts to manufacture components of the PHD System, such contracts can be terminated at any time under certain circumstances by the Company or by the contractors, and can be breached at any time. Further, work stoppages and the slowing of production at a single independent contractor would have a material adverse effect on the Company’s results of operations.

There are also other risks inherent in using single sources of supply. The Company has not made alternative arrangements for the manufacture of the major components of the PHD System and the Company may not be able to implement acceptable alternative arrangements on a timely basis, or at all. It is likely that a significant interruption in supply would result if the Company were required to utilize a different manufacturing contractor for any of the major components of the PHD System. The loss of the services of any of the Company’s contract manufacturers would have a material adverse effect on our results of operations. In addition, the Company or its manufacturers may not be able to obtain, on a timely basis, components or other supplies necessary to manufacture or use the PHD System. See discussion of the Delphi Medical Systems Corporation (“Delphi”) bankruptcy at Note 4.

(2)   Liquidity and Capital Resources

The Company’s capital requirements have been, and will continue to be, significant. The Company’s capital requirements will depend on many factors, including without limitation:

•       the cost of servicing and supporting PHD System in use;

•       manufacturing and associated costs;

•       costs associated with marketing, distribution, patient training and support networks;

•       continued progress in research and development

•       the costs involved with protecting our proprietary rights.

During 2006, the Company expects to use approximately $16 to $18 million in its operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop the Company’s next generation product. The Company believes that cash and liquid investments of approximately $7.8 million (including the receivable for the settlement of the sale of long-term investment securities) at December 31, 2005 as well as proceeds from its transaction with the Durus Life Sciences Master Fund, Ltd (“the Durus fund”) (see Note 20) are only sufficient to finance its operations into 2007.

In 2006, the Company will seek to raise the additional capital required to fund commercial activities in 2007. There can be no assurance that we will be able to raise the capital it will need on terms acceptable to the Company, or at all. Also, due to the recent trading prices of the Company’s common stock, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of the Durus fund and the other existing stockholders.

The Company has received a letter dated as of March 31, 2006, in which the Durus fund stated its intention, and confirmed its ability, to provide financing necessary to fund the Company’s operations at least through January 1, 2007. However, this letter does not represent a legally binding commitment of the Durus fund to provide the Company with any financing, and the letter further provides that there are no third party beneficiaries to the letter.

If the Company is unable to obtain additional financing on acceptable terms, its ability to operate its business will be materially and adversely impacted and its liquidity would be severely impaired, giving rise to substantial doubt regarding its ability to continue as a going concern beyond 2006. The Company has already taken certain steps to restructure its business to conserve cash, including a reduction in force during the fourth quarter of 2005. In the event the Company is not able to raise capital for operations in 2007, it may need to take additional steps to reduce its operations.

(3)   Investments

During 2005, all investments matured or were sold. At December 31, 2005, all investments were in cash or cash equivalents.

The following is a summary of investments as of December 31, 2004:

	Long term available-for-sale securities at December 31, 2004
	Cost	Net Unrealized Holding Gain	Fair Market Value
U.S. Government Agency	$7,556,256	$12,219	$7,568,475

	Short term held-to-maturity securities at December 31, 2004
	Amortized Cost	Gross Unrealized Holding Losses	Fair Market Valu
Certificates of Deposit	$75,000	$0	$75,000
U.S Treasury	9,490,587	7,187	9,483,400
U.S. Government Agency	10,507,545	34,629	10,472,916
Investment Grade Corporate Debt	1,624,313	12,074	1,612,239
Total	$21,697,445	$53,890	$21,643,555

As of December 31, 2004, the Company had an outstanding line of credit of $3,400,000 with maximum available credit of $6,000,000. As of December 31, 2004, the Company had restricted short-term investments of $6,667,000 in order to satisfy the line of credit collateral requirement. On September 27, 2005, the Company repaid its line of credit obligations. Repayment of the line of credit removed the collateral restriction on the investment account.

In addition, at December 31, 2005 and 2004, the Company was required to hold a letter of credit secured by cash equivalents in the amount of $750,000 and $600,000, respectively, as a security deposit on the building lease. The restricted cash balance is classified as a restricted long-term investment.

(4)   Inventories

Inventories at December 31, 2005 and December 31, 2004, respectively, are as follows:

	2005	2004
PHD machines—finished goods	$1,500,600	$4,504,500
PHD machines spare parts	1,202,485	876,396
Consumables	411,745	330,101
Raw materials	524,663	5,323
	$3,639,493	$5,716,320

The cost of producing the PHD System is currently in excess of its market price. During the years ended December 31, 2005 and 2004, inventory adjustments were recorded as product sales cost of sales in the amount of $331,000 and $568,000, respectively, in order to value the PHD machines produced and purchased during the year in inventory at the lower of cost or market.

At December 31, 2005 and 2004, the Company’s reserve for excess and obsolete parts and consumables inventory was $972,000 and $340,000, respectively. The increase is due to the purchase of excess or obsolete production parts from the manufacturer of the PHD machine. During the first half of the year ended December 31, 2005, the Company estimated that certain production parts, purchased by the manufacturer of the PHD machine on the Company’s behalf, had become obsolete. At that time, the Company had a deposit with the manufacturer and a reserve of $1,076,000 as a short-term liability to properly value the underlying parts. The Company purchased $1,977,000 of these production parts during the quarter ended September 30, 2005, applied their cost against the deposit and reclassified $851,000 of the liability to the excess and obsolete inventory reserve to properly value inventory on hand. The reserve is reduced in the period in which certain parts and consumable supplies are utilized or discarded.

The Company does not currently manufacture any component of the PHD System or related consumables. With respect to the PHD System, the Company has contracted with Delphi, a contract manufacturer of medical devices, to assemble and produce the dialysis machine. Delphi specializes in the custom manufacturing of medical instrumentation and is certified to ISO 13485 for manufacture of such products. ISO 13485 is an internationally recognized quality systems standard for the medical device industry. Delphi is also FDA registered and quality system regulations (“QSR”) compliant. The contract automatically renews each February on an annual basis unless six-month advance notice is provided by either party to terminate the contract or a party exercises its right to terminate for breach or under certain other circumstances.

Delphi is the Company’s sole supplier of the PHD System, and conducts its manufacturing operations at a single location. The Company may identify additional manufacturing locations in the future, whether or not owned by Delphi, to avoid having to rely on a single source and location. There can be no assurances that the Company will be able to do so on acceptable terms. The manufacturing of the Company’s products is subject to quality regulations and other requirements prescribed by regulatory agencies. There can be no assurance that Delphi or any other manufacturer of the Company’s products will continue to comply with applicable regulatory requirements or that Delphi or any other manufacturer will be able to supply the Company with products in sufficient quantity or at all.

On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on the Company’s relationship with Delphi is unclear. The Company has a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain component inventory located at Delphi’s warehouses. In addition, as of December 31, 2005, the Company had a cash deposit with Delphi of $1,432,000 as security for certain of the Company’s purchase obligations. The Company has recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, the Company is pursuing the full value of the deposit. The Company has had ongoing discussions with Delphi regarding its accounts payable balance, its deposit and certain parts inventory located at Delphi’s warehouses. In the first quarter of 2006, the Company received correspondence from Delphi advising it of their decision to stop further shipments of PHD Systems and parts until these items have been resolved. The Company plans to continue discussions with Delphi and believes that it has a sufficient inventory of parts and machines on hand to enable it to continue operations pending the resolution of this matter.

(5)   Property, Equipment and Leased Assets

Property, equipment and leased assets at December 31, 2005 and 2004, respectively, are as follows:

	Estimated useful life	2005	2004
Leased assets	5 years	$4,901,329	$2,847,673
Furniture and fixtures	7 years	1,238,586	1,238,586
Leasehold improvements	10 years	1,171,147	1,146,511
Equipment	3 - 7 years	5,420,418	5,272,998
		12,731,480	10,505,768
Less accumulated depreciation and amortization		(7,545,220)	(6,581,846)
		$5,186,260	$3,923,922

Leased assets at December 31, 2005 were $4,901,000 with related accumulated depreciation of $938,000. At December 31, 2004, leased assets were $2,848,000 with accumulated depreciation of $457,000.

(6)   Stockholders’ Equity and Notes Payable

Settlement with the Durus fund

In February 2004, the Company settled all of its outstanding claims against the Durus fund and other defendants with the signing of a settlement agreement (“Settlement Agreement”). The Company had filed a lawsuit in August 2003 after learning that the Durus fund, Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital (N.A.), LLC (“Durus Capital (N.A.)”), and Artal Long Biotech Portfolio LLC (“the Artal fund”) had acquired over 70% of the Company’s outstanding common stock. The Durus fund, Mr. Sacane, Durus Capital, Durus Capital (N.A.) and the Artal fund are collectively referred to as “defendants” and individually as a “defendant.”

Background to the Litigation.   In April 2003, the Company entered into an agreement with Mr. Sacane and Durus Capital relating to shares of its common stock they then controlled through the Durus fund (the “April 2003 Agreement”). The Company entered into the April 2003 Agreement after it learned that certain of the defendants had accumulated a position in its common stock in excess of the 15% ownership level that would potentially trigger its shareholders rights agreement.

Pursuant to the terms of the April 2003 Agreement, Mr. Sacane and Durus Capital represented that they: (1) then owned 5,238,248 shares (approximately 19.5%) of the Company’s outstanding common stock, (2) crossed the 15% ownership level inadvertently, and (3) held this investment in the Company in the ordinary course of business and not for the purpose or with the effect of changing or influencing the control of the Company. In addition, they agreed to reduce their holdings to below 15% ownership over a two-year period and not to purchase any additional shares of the Company’s common stock until such time as their ownership was less than 15% of the shares then-outstanding (and thereafter not in excess of 15% without the consent of the Company’s board of directors).

After the close of business on July 24, 2003, Mr. Sacane informed the Company that he, together with the other defendants, had accumulated in excess of 19 million shares of the Company’s common stock in transactions he described as inadvertent. In a Schedule 13D filed with the SEC on July 28, 2003, the defendants disclosed that they owned 21,333,118 of these shares and the Artal fund owned 498,100.

In August 2003, the Company filed a lawsuit against the defendants in the United States District Court for the District of Connecticut. The lawsuit sought injunctive relief and damages arising from the defendants’ alleged violation of federal securities law and the alleged breach of the April 2003 Agreement. In addition, the lawsuit sought recovery of short-swing trading profits under Section 16(b) of the Securities Exchange Act of 1934.

In January 2004, the Company settled the Section 16(b) claim against the defendants for $4.6 million, one count of the three-count complaint filed by Aksys against the defendants in U.S. District Court in Connecticut. In February 2004, the Company settled all other claims against the Durus Fund and other defendants for an aggregate payment to the Company of $48.7 million, which includes the purchase by the Durus Fund and another defendant of $16.1 million of promissory notes (“Notes”) and the earlier $4.6 million payment to settle claims under Section 16. In May 2004, the Company received a final payment of $10.0 million in connection with the effectiveness of a registration statement that was filed with the SEC covering the securities owned by Durus fund and the Artal fund. Under the registration rights agreement between the Company and the Durus fund, the Company agreed to pay up to $500,000 in costs with respect to any shelf registration required to sell the shares held by the Durus fund. The Company has paid $100,000 for professional services through December 31, 2005, and has a remaining accrued liability for the balance of $400,000, as of December 31, 2005.

The Company has recorded a liability for services provided by an investment banking firm in relation to the Durus Settlement. The amount to be paid to the investment banking firm for these services is under negotiation.

The $22.6 million cash payment received in the first quarter of 2004, and the $10.0 million received during the second quarter of 2004 from the Durus settlement were considered to be capital contributions and were recorded as an increase to additional paid-in capital. The Company also received $16.1 million in cash in exchange for zero-interest, long-term notes payable. As discussed in Note 20, $15.8 million of the outstanding Notes will be exchanged in connection with the Company’s transaction with the Durus fund.

The Company imputed an interest rate of 10%, and discounted the Notes to $12.6 million. The $3.5 million discount on the Notes was also recorded as an increase to additional paid-in capital.

The outstanding Notes are subordinated and junior in right of payment to all of the Company’s creditors, including trade creditors, and do not bear interest. The Company may repay the Notes in cash at any time. After the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of the Company’s then-outstanding common stock, the Company may repay the Notes in stock for a limited period of time. The holders of the Notes did not own less than 10% of the Company’s stock as of December 31, 2005. Any stock issued in repayment of the Notes will be entitled to registration rights pursuant to the registration rights agreement. The Notes will become due and payable one year after the later of the two dates above and in no event later than February 23, 2009. If the Company elects to repay the Notes in stock, the number of shares that must be delivered for payment will be determined based on the average of the closing prices of the Company’s common stock on the Nasdaq Capital Market over the twenty trading days preceding the election to repay in stock. The Notes will also become due and payable in cash upon a change of control. In the event of a change of control repayment, in addition to repayment of the then-outstanding principal amount of the Notes, the Company is required to pay to the holders of the Notes an amount equal to (1) 5% of the consideration received by (a) the Company in the case of an asset sale transaction constituting a change of control (net of corporate taxes, transaction expenses and indebtedness of the Company) or (b) the Company’s stockholders and the holders of the Notes in a merger or other type of transaction constituting a change of control, less (2) the principal amount to be repaid.

Equity Line of Credit Agreement

On January 22, 2003, the Company entered into a $15 million equity line of credit arrangement with Kingsbridge Capital Limited (“Kingsbridge”). This arrangement superceded a similar arrangement entered into between the Company and Kingsbridge on October 15, 2002. Pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement between the Company and Kingsbridge, the Company could sell common stock at its sole discretion over a 24-month period on a “when and if needed” basis, and Kingsbridge was required under the terms of the agreement to purchase this stock, subject to the satisfaction of certain conditions contained in the agreement. During the year ended December 31, 2003, the Company issued 2,489,408 shares of common stock to Kingsbridge under the equity line arrangement and received $15.0 million in proceeds. The Company received $1,150,000 when Kingsbridge exercised 200,000 warrants to purchase common stock at $5.75 per share in 2003. As of December 31, 2003, the Company had fully drawn the equity line with Kingsbridge and did not have a similar arrangement with Kingsbridge.

Issuance of Common Stock and Warrants

At December 31, 2005, warrants for a total of 1,098,930 shares of common stock were outstanding. These warrants have a weighted average exercise price of $6.14 and expire at various dates from 2006 to 2015. There were no exercises of warrants in 2005. In 2004 there was one exercise of 56,308 shares at a price of $3.25 per share.

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

Under the Research, Development and License Agreement, DEKA will develop a next generation product for the Company consisting of certain hemodialysis equipment and related solution preparation processes. DEKA will be compensated for its development work on a cost plus basis, which will be generally determined based upon DEKA’s costs incurred and hours spent on the project. The Company made a payment to DEKA of approximately $950,000 for services performed through December 31, 2005. The Company is required to make payments to DEKA of approximately $200,000 per month, subject to periodic reconciliation to DEKA’s actual costs incurred and hours spent pursuant to the project. The Company retains the right to terminate this development work at any time. In addition, the Company will pay DEKA royalties based upon a percentage of net sales of products developed under the Research,

Development and License Agreement (the “Product”) with the applicable percentage based upon the number of patients using such Product.

DEKA will own the intellectual property created or developed in connection with the project, except that the Company shall own title to any and all intellectual property created and developed solely by the Company independent of any assistance from DEKA as a result of the Company’s own development efforts. DEKA has granted the Company an exclusive worldwide license to use certain patents related to hemodialysis within a specified field of use and a nonexclusive worldwide license to use certain patents related to solution preparation processes within a specified field of use. DEKA has also granted the Company a nonexclusive license to use certain technical information related to hemodialysis and solution preparation processes within a specified field of use. In most instances, termination of the DEKA Agreement would result in the Company’s license under the DEKA Agreement terminating.

The Research, Development and License Agreement provided for the issuance to DEKA of warrants to purchase 350,000 shares of the Company’s common stock (the “Warrants”). The Warrants become exercisable upon achievement of the following milestones: (i) 100,000 warrant shares shall vest upon a concept freeze of the Product (ii) 100,000 warrant shares shall vest upon a prototype being built for the Product (iii) 100,000 warrant shares shall vest upon transfer of the Product to a manufacturer and (iv) 50,000 warrant shares shall vest upon commercial shipment of the Product. The Warrants have a term of ten years. If specified dates which are targeted for reaching milestones in the Research, Development and License Agreement are not achieved, warrants to purchase up to 120,000 shares of the Company’s common stock may be forfeited by DEKA. If the milestones are not achieved, no warrants will vest. The exercise price of the Warrants is $1.62 per share, the average of the high and low trading price of the Company’s common stock on the Nasdaq National Market System on the date of execution of the Research, Development and License Agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, as the exercisability of the warrants is dependent on the achievement of counterparty performance, no expense was recorded for the year ended December 31, 2005.

(7)   Stock Option Plans

The Company established a nonqualified stock option plan in 1993 (the “1993 Stock Option Plan”), which provides for the granting of options to purchase shares of the Company’s common stock to employees, scientific advisory board members, other associates, and members of the board of directors. In March 1996, the Company established the 1996 Stock Awards Plan (together with the 1993 Stock Option Plan, the “Stock Plans”) to provide incentive awards to directors, employees and other key individuals in the form of stock options, SARs, restricted stock and performance grants. Options vest over various periods as set forth in agreements relating to a particular option grant and expire as determined by the board on an individual basis, but not to exceed 10 years. At the time the 1996 Stock Awards Plan was established, the 1993 Stock Option Plan was terminated, except with respect to options then outstanding. At December 31, 2005, 2,930,768 shares of common stock have been reserved for issuance under the Stock Plans, including 691,096 shares available for future grants under the 1996 Stock Awards Plan.

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $1.50, $5.17 and $4.63, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2005—expected dividend yield of 0%, expected volatility of 94.55%, risk-free interest rate averaging 3.90% and an expected life of 5 years; 2004—expected dividend yield of 0%, expected volatility of 97.41%, risk-free interest rate averaging 2.28% and an expected life of 5 years; 2003—expected dividend yield of 0%, expected volatility of 65.05%, risk-free interest rate averaging 2.07% and an expected life of 5 years. The number of options exercisable at December 31, 2005, 2004 and 2003 were 1,539,499, 1,220,443 and 910,943, respectively.

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2002	1,373,210	$6.22
Granted	274,000	8.26
Exercised	(148,310)	4.80
Canceled	(65,050)	6.73
Balance at December 31, 2003	1,433,850	6.73
Granted	683,035	7.00
Exercised	(2,254)	7.31
Canceled	(63,450)	6.98
Balance at December 31, 2004	2,051,181	6.81
Granted	349,351	4.14
Exercised	(1,268)	2.37
Canceled	(159,592)	7.08
Balance at December 31, 2005	2,239,672	$6.38

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$0.25 to $ 3.99	63,233	9.2 years	$2.25	27,712	$2.13
$4.00 to $ 5.00	393,367	7.6 years	4.62	181,930	4.60
$5.01 to $ 6.00	713,182	5.0 years	5.33	607,857	5.35
$6.01 to $ 7.50	669,165	7.4 years	6.66	428,650	6.61
$7.51 to $16.75	400,725	5.7 years	10.15	293,350	10.08
$0.25 to $16.75	2,239,672		$6.38	1,539,499	$6.46

(8)   Employee Benefit Plans

In 1995, the Company adopted a tax-qualified employee savings and retirement plan (the 401(k) Plan”) covering all full-time employees. The 401(k) Plan provides a match of 100% of the employees’ contributions up to 2% of an employee’s salary. Total expense for the years ended December 31, 2005, 2004 and 2003 was $138,000, $115,000 and $85,000, respectively.

On March 4, 1996, the Company established the 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) covering all employees. The 1996 Stock Purchase Plan allowed employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions.

On April 26, 2001, the Company established the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”) covering all employees. The 2001 Stock Purchase Plan superceded the Company’s 1996 Stock Purchase Plan. The 2001 Stock Purchase Plan allows employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions. There are four plan periods in each calendar year, with each such plan period corresponding with a calendar quarter. Market price is calculated as the fair market value of the common stock as of the last trading day of such plan period less the discount to the market. A total of 250,000 shares of common stock were reserved for issuance under the 2001 Stock Purchase Plan. Total shares issued based on payroll withholdings for the years ended

December 31, 2005, 2004 and 2003 were 104,951 (34,120 issued January 2006), 37,738 (9,738 issued January 2005) and 16,394 (4,071 issued January 2004), respectively. As of December 31, 2005, there were 26,118 shares remaining under the 2001 Stock Purchase Plan, after considering the shares issued in January 2006.

(9)   Stockholder Rights Plan

On October 28, 1996, the Company adopted a stockholder rights plan and declared a dividend to be made to stockholders of record on November 8, 1996 of one preferred share purchase right on each outstanding share of the Company’s common stock. The stockholder rights plan was adopted to preserve for the stockholders of the Company the long-term value of the Company in the event of a takeover of the Company or the purchase of a significant block of the Company’s common stock and to protect the Company and its stockholders against coercive takeover tactics. Prior to the time the rights become exercisable, the rights will be evidenced by the certificates representing shares of common stock of the Company and will be transferable only in connection with the transfer of shares of common stock. If a person acquires 15% of the Company’s common stock, the rights will then be exercisable, and each right will entitle the holder thereof to purchase for an exercise price of $85.00 (subject to adjustment), shares of the Company’s common stock having a market value of twice such exercise price, valued as of the date of occurrence of such triggering event, subject to the right of the Company to exchange the rights for common stock of the Company on a one-for-one basis. The Company will be entitled to redeem the rights at $0.01 per right at any time before public disclosure that a 15% position has been acquired. The rights will expire on October 28, 2006, unless previously redeemed or exercised. As part of the Settlement Agreement with the Durus fund, as discussed in Note 20, the Company has taken actions to amend its shareholder rights agreement so that it will not be applicable to the Durus fund or the transactions with the Durus fund and to eliminate its rights agreement.

(10) Income Taxes

As a result of the settlement with Durus, the Company had an income tax obligation for the year ended December 31, 2004. Net operating loss carryforwards were used to cover a portion of the taxable income triggered under the alternative minimum tax. The Company has recorded income tax expense of $18,000 and $106,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company has operating loss and other tax credit carryforwards for Federal income tax purposes of approximately $162,564,000 and $3,079,000. The operating loss carryforwards expire at various dates beginning in 2015. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Changes in the Company’s ownership would cause additional limitations on the amount of loss and credit carryforwards that can be utilized to offset income in the future.

The net deferred tax assets are summarized at December 31 as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$65,025,000	$51,895,000
Research and other tax carryforwards	3,079,000	2,961,000
Other	801,000	584,000
Total deferred tax assets	68,905,000	55,440,000
Less valuation allowance	(68,905,000)	(55,440,000)
Net deferred taxes	$—	$—

Given the Company’s historical losses and uncertainty with respect to the Company’s ability to generate future taxable income, management has established a valuation allowance of $68,905,000 at December 31, 2005 and $55,440,000 at December 31, 2004 to reduce the net deferred tax assets to zero. The increase (decrease) in the valuation allowance was $13,465,000 and $(1,930,000) in 2005 and 2004, respectively.

(11) Contractual Obligations

Purchases

The Company has a contractual obligation with Delphi, the manufacturer of the PHD System, to purchase the inventory that Delphi purchased for scheduled production of future PHD Systems. During 2004, Delphi purchased approximately $3,895,000 of parts on the Company’s behalf to be used in future production. In 2004, the Company paid a deposit of $3,409,000 to Delphi in consideration of purchase obligations. In addition, the Company had a reserve recorded as a short-term liability of $130,495 for potential obsolescence of this pre-production inventory at December 31, 2004.

In 2005, the Company estimated that $1,076,000 of certain production parts had become obsolete and increased the reserve to properly value the deposit. As the Company purchases and obtains title to production parts, the cost is applied to the deposit balance and the associated short-term liability is reclassified to the excess and obsolete inventory reserve.

During 2005, the Company purchased $1,977,000 of these production parts from Delphi. Of the parts purchased by the Company, $526,000 were used in manufacturing, $926,000 were obsolete and $525,000 remain in inventory to be used in future manufacturing or as spare parts.  A portion of the corresponding reserve on the deposit, $851,000, was transferred from short-term liabilities to the excess and obsolete inventory reserve to properly value this inventory at December 31, 2005.

Delphi used approximately $928,000 of the parts in manufacturing during the third and fourth quarters of 2005. The remaining parts, approximately $504,000, are available to be used in future production or as spare parts; however, they are potentially excess or obsolete and a reserve of $226,000 has been recorded as a short-term liability.

On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on the Company’s relationship with Delphi is unclear. The Company has a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain component inventory that is located at Delphi’s warehouses. In addition, as of December 31, 2005, the Company had a cash deposit with Delphi of $1,432,000 as security for certain purchase obligations. The Company has recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, the Company is pursuing the full value of the deposit. The deposit balance after the reserve was $738,000 at December 31, 2005.

During 2005, Delphi purchased additional parts to be used on the Company’s behalf. The Company has an obligation to purchase these parts in the future but has not given Delphi a deposit for them. The total amount of this contractual obligation as of December 31, 2005 is $3,603,000.

The Company will continue to monitor the potential impact of the bankruptcy on its business and financial relationship with Delphi (including its inventory and deposit relationship).

Under the Research, Development and License Agreement with DEKA (see Note 6, Stockholder’s Equity and Notes Payable), the Company may terminate the agreement on 90 days advance notice. During the 90 day notice period, the Company will continue to reimburse DEKA, but the monthly reimbursement amount will not exceed the average rate of the prior three months. As of December 31, 2005, the contractual obligation to DEKA was $600,000.

Leases

During September 1996, the Company entered into a lease agreement, accounted for as an operating lease, for its offices and laboratory research facilities. The term of the lease was ten years expiring in September 2006. In November 2004, the Company amended its lease with a five year extension through December 2011. The Company also leases certain equipment under operating leases. Included in research and development expenses and general and administrative expenses for the years ended December 31, 2005, 2004 and 2003 was $712,000, $612,000 and $656,000, respectively, for rent expense under operating leases for certain equipment and the Company’s offices and research facilities.

The Company has commitments for future minimum rent payments under these operating lease agreements, as follows:

2006	$603,043
2007	582,918
2008	587,014
2009	618,139
2010	670,014
All subsequent years	701,139
$3,672,266

License Agreements

The Company has been granted licenses to use certain technology in the development and sale of its products. Such license agreements provide for royalty payments to be made by the Company based on net sales over the life of any application based on the patent rights. Minimum required payments under these agreements are as follows:

2006	$250,000
2007	250,000
2008	250,000
2009	250,000
2010	250,000
All subsequent years	275,588
All subsequent years	$1,525,588

Total royalty expense for the years ended December 31, 2005, 2004 and 2003 was $251,667, $255,000, and $215,000, respectively.

(12) Impairment Charge

In 2005, the Company determined that a design flaw required certain PHD machines to be replaced throughout 2006, before the end of their previously estimated useful life. This change required an impairment analysis to be performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The estimated undiscounted future cash flows generated by these machines were less than their carrying values. The Company recognized an impairment charge of $1,370,000, representing the difference between the carrying amount and the fair value, determined using the expected present value of future cash flows, as set forth in FASB Concepts Statement No. 7. The new asset value is being amortized over the remaining life. The impaired rental machines, which will be taken out of service and replaced with a new model of the machine, will be disposed of, as they have no resale or residual value.

The impairment charge is included in the “product rentals” cost of sales category of the Company’s consolidated statement of operations and the line “impairment charge” on the consolidated statement of cash flows for the year ended December 31, 2005.

Additionally, the Company has revised the useful life of similar machines classified within property and equipment, which are utilized for internal training and testing purposes, and depreciation has been accelerated on these machines.

(13) Product Warranty

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

During the fourth quarter of 2004, the Company discovered that one component part did not meet performance requirements and began to fail. At that time, a product warranty reserve of $652,000 was established for replacement of this component part.

In 2005, the Company determined that in order to fulfill its product warranty obligation it was necessary to replace certain PHD machines that were experiencing failures due to a design flaw. The Company increased its product warranty reserve by $1,261,000 based on its estimate of the costs required to replace these machines.

The following table identifies the Company’s product warranty activity for the years ended December 31, 2004 and 2005:

Product Warranty	Amount
Establishmentof product warranty reserve during the fourth quarter of 2004	$652,000
Product warranty liability as of December 31, 2004	652,000
Amounts accrued during the year ended December 31, 2005	1,261,000
Costs incurred	(737,832)
Product warranty liability as of December 31, 2005	$1,175,168

(14) Accrued Liabilities

As of December 31, 2005 and 2004, the total of accrued liabilities was $3,173,000 and $2,853,000, respectively. The details of the balances are identified in the following table.

	Balance at
	December 31, 2005	December 31, 2004
Accrued vendor expenses	$260,645	$—
Accruals relating to original Durus settlement	1,149,664	899,664
Accrued wages and bonuses	249,634	1,056,098
Accrued royalties	112,500	115,000
Accrual for warranty and obsolescence	1,400,718	782,495
	$3,173,161	$2,853,257

(15) Commitments and Contingencies

In July 2004, an alleged short-seller of the Company’s stock filed a lawsuit against the Durus fund and the Company in the Federal District for the State of Connecticut (Collier v. Aksys, Ltd. et al., District of Connecticut, Civil Action No. 3:04-CV-01232). The lawsuit is a purported class action filed on behalf of all short-sellers of the Company’s stock during the period of January 1, 2003 through July 24, 2003. The Company was voluntarily dismissed as a party from this case and was not named as a defendant in the plaintiff’s subsequent amended complaint. In late 2005, the United States District Court in Connecticut dismissed Collier’s claims as to all parties. Collier has filed an appeal with the United States Court of Appeals for the Second Circuit. The Company is not a party to those proceedings.

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

The Company has agreed to indemnify certain of its contract manufacturers against certain liabilities resulting from the sale of the PHD System. It is not possible to predict the maximum amount of future payments under the indemnification agreements due to the conditional nature of the Company’s obligations. Historically, the Company has not made any payments under these agreements. As of December 31, 2005, management was not aware of any obligations arising under indemnification agreements.

(16) Restructuring

In the fourth quarter of 2005, the Company determined that its cost structure exceeded the level required by its current near-term revenue opportunities. The cost structure for production of the PHD System exceeded and continues to exceed its market price. Additionally, the continued uncertainty related to adequate third-party reimbursements for dialysis treatment, especially from Medicare and Medicaid, caused the Company to re-evaluate its near-term growth opportunity and align its cost structure accordingly. As a result, the Company executed a reduction in force, eliminating 44 positions across all areas of the Company. All employees were notified of their termination on December 6, 2005 and were severed that day. The Company paid $125,000 for severance payments during the fourth quarter of 2005. A short-term accrual of $36,000 was recorded at December 31, 2005 representing the remaining severance payments, which were made by the end of the first quarter of 2006. The total restructuring charges recorded during 2005 were $161,000.

Concurrent with the reduction in force, the Company’s Senior Vice Presidents agreed to take a temporary 20% deferral of base pay beginning February 1, 2006. Additionally, the Company cancelled the 2005 bonus plan for all employees and executive officers. The Company put a bonus plan in place for employees whose employment continues through each quarter of 2006, with the quarterly payment based on a percentage of each employee’s base compensation. The total amount of payments for 2006 is expected to be approximately $761,000. Neither the salary deferral nor the bonus plan is reflected in the accompanying consolidated financial statements as of December 31, 2005.

(17) Line of Credit and Letter of Credit

On June 17, 2004, the Company entered into a Line of Credit Note (the “Line of Credit”), by and among the Company, as borrower thereunder (the “Borrower”), and Bank One, NA, as lender. The Line of Credit provided for an eighteen-month credit facility consisting of an aggregate $6.0 million revolving line of credit, which originally matured on December 31, 2005. The Line of Credit bore interest at the bank’s prime rate or at LIBOR plus a margin of 0.75%. Under the Line of Credit, the Company and its

subsidiaries were subject to restrictions on selling or transferring assets and making certain investments, including acquisitions. Proceeds from the Line of Credit were used as a deposit to the manufacturer of the PHD System for parts purchased on the Company’s behalf to be used in future production, pursuant to the agreement with that vendor. At December 31, 2004, there was $3.4 million outstanding under the Line of Credit. The Company was required to maintain a minimum balance in its investment account as collateral for the Line of Credit. The amount of collateral required was dependant on the type of investments in the account. As of December 31, 2004, 90% of the value of restricted securities was required to cover the maximum available credit of $6.0 million. As of December 31, 2004, the Company had restricted short-term investments of $6.7 million in order to satisfy the line of credit collateral requirement.

On September 27, 2005, the Company repaid its line of credit obligations of $3.4 million. Repayment of the line of credit removed the restriction on this investment account.

In addition, at December 31, 2005 and 2004, the Company was required to hold a letter of credit secured by cash in the amount of $750,000 and $600,000, respectively, as a security deposit on the building lease. The restricted cash balance is classified as a restricted long-term investment.

(18) Quarterly Results of Operations (Unaudited)

The following table sets forth the Company’s unaudited quarterly operating results for the eight quarters ended December 31, 2005. This information has been derived from the Company’s unaudited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information. Historical quarterly operating results are not indicative of results to be achieved in succeeding quarters or years and should not be relied upon as an indication of future performance.

	Three months ended
	Dec. 31, 2005	Sep. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004
Revenues	$827,213	$822,309	$485,178	$534,289	$654,070	$580,831	$499,175	$681,983
Cost of sales	3,230,184	2,671,827	5,256,658	3,766,409	3,332,318	2,380,649	2,451,138	2,498,835
Operating costs and expenses:
Research and development	1,572,638	1,987,730	2,471,493	2,036,968	1,758,452	1,710,880	1,553,573	1,661,560
Sales and marketing	951,848	1,127,396	1,205,871	1,247,125	1,286,032	1,064,685	1,284,692	1,156,275
General and administrative	1,869,482	1,829,733	2,013,935	2,334,693	2,050,854	1,560,821	1,580,682	2,196,506
Restructuring charges	161,453	—	—	—	—	—	—	—
Total operating expenses	4,555,421	4,944,859	5,691,299	5,618,786	5,095,338	4,336,386	4,418,947	5,014,341
Operating loss	(6,958,392)	(6,794,377)	(10,462,779)	(8,850,906)	(7,773,586)	(6,136,204)	(6,370,910)	(6,831,193)
Other income and expense, net	(469,869)	(206,048)	(289,913)	(147,846)	(107,364)	(167,842)	(183,045)	(7,833)
Income tax expense	—	(17,800)	—	—	—	(105,512)	—	—
Net loss	$(7,428,261)	$(7,018,225)	$(10,752,692)	$(8,998,752)	$(7,880,950)	$(6,409,558)	$(6,553,955)	$(6,839,026)
Earnings per share	$(0.25)	$(0.23)	$(0.36)	$(0.30)	$(0.27)	$(0.21)	$(0.22)	$(0.23)

(19) Geographic Concentration

The Company has a sales office, with revenue and assets, in the United Kingdom. The Company does not consider this office to be a reportable segment because the nature of the product and services, type of customer, methods of production and distribution, and regulatory environment are similar in both geographic locations. Information regarding sales and assets by geographic location is presented in the table below. Revenues are attributed to each country based on the location of customers.

	Revenues			Total Assets
	2005	2004	2003	2005	2004
United States	$2,377,395	$2,026,316	1,384,134	$18,888,381	$52,660,475
United Kingdom	291,594	389,743	107,329	267,566	284,966
Total	$2,668,989	$2,416,059	$1,491,463	$19,155,947	$52,945,441

The Company’s largest customers, DaVita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 16%, 11% and 8%, respectively, of its revenues (by dollar volume) for the year ended December 31, 2005. For the year ended December 31, 2004, the Company’s largest customers, Northwest Kidney Center, the Dialysis Centers of Lincoln and Berkshire Medical Center accounted for 24%, 10% and 9%, respectively, of its total revenue. All of these customers are located in the United States.

(20) Subsequent Events

Transaction with the Durus fund

Securities Purchase Agreement

On March 31, 2006 the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with the Durus fund pursuant to which the Durus fund, at a subsequent closing, in exchange for $5 million principal amount of outstanding Notes, will acquire newly issued shares of the Company’s Series B Preferred Stock, $0.01 par value, convertible into 5 million shares of the Company’s common stock at a conversion price of $1.00 per share and warrants to purchase 5 million shares of the Company’s common stock at an exercise price of $1.10 per share. The Series B Preferred Stock has voting rights, and the Durus fund will be entitled to vote, on an as converted basis, together with the holders of the Company’s common stock as a single class with respect to any matter upon which holders of the Company’s common stock have the right to vote (provided, however, that for voting purposes, the conversion price of the Series B Preferred Stock is equal to the closing price of the common stock on the Nasdaq Capital Market on the date of the Securities Purchase Agreement). In addition, holders of the Series B Preferred Stock shall be entitled to elect one (1) director to the Company’s Board of Directors. As the only holder of the Series B Preferred Stock immediately following the closing of the Securities Purchase Agreement, the Durus fund alone shall exercise this right, along with the Durus fund’s right to designate a majority of the members of the Company’s Board of Directors under the terms of the Investor Rights Agreement described below. The Company’s shares of Series B Preferred Stock will have an aggregate liquidation preference of $5 million, accrue dividends at the rate of 10% per annum and become redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B Preferred Stock then outstanding or at the option of the Durus fund at an earlier date upon the occurrence of specified trigger events. The Company is required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B Preferred Stock prior to taking certain actions.

Following the closing of the Securities Purchase Agreement, the Durus fund has the option to invest, by itself or with other investors designated by the Durus fund, up to an additional $15 million in cash for additional shares of Series B Preferred Stock and warrants having essentially the same terms as the Series B Preferred Stock and warrants acquired by the Durus fund at the closing. If the Durus fund (by itself or with other investors) invests the maximum additional $15 million in cash for such additional shares of Series B Preferred Stock and warrants, such additional shares of Series B Preferred Stock will be convertible into 15 million shares of common stock at a conversion price of $1.00 per Share and the additional warrants will be exercisable to purchase 15 million shares of common stock at an exercise price of $1.10 per share.

Loan Agreements

At the time of entering into the Securities Purchase Agreement, the Company also entered into and closed a bridge loan agreement (“Bridge Loan Agreement”) with the Durus fund, pursuant to which the Durus fund lent $5 million in cash to the Company in exchange for $5 million in principal amount of its senior secured notes (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 7% per annum, and the entire principal amount of the Bridge Notes is due and payable on January 1, 2007, unless prepaid or rolled over into longer term senior secured notes of the Company as contemplated by the Securities Purchase Agreement. The Bridge Loan Agreement contains a number of reporting and other affirmative and negative covenants, including operational controls over expenditures which may be exercised by the Durus fund. To secure its obligations under the terms of the Bridge Loan Agreement and the Bridge Notes, the Company has granted the Durus fund a security interest in all of its property, including its intellectual property.

At the closing of the Securities Purchase Agreement, the Durus fund will enter into a new loan agreement (“Loan Agreement”) with the Company pursuant to which the Durus fund will exchange the Bridge Notes (plus accrued interest thereon) and approximately $10.8 million in principal amount of outstanding Notes for approximately $15,800,000 in aggregate principal amount of the Company’s senior secured notes bearing interest at 7% per annum and payable in full on December 31, 2007 (the “Loan Notes”). Under the Loan Agreement, the Durus fund will also make available to the Company a $5 million standby line of credit until December 31, 2006, which line of credit can be used by the Company to fund its ongoing operations if it is unable to obtain financing from other sources and various funding conditions are satisfied. The Loan Agreement contains a number of affirmative and negative covenants and grants certain operational controls over expenditures to the Durus fund. The Company’s obligations under the Loan Agreement and the Loan Notes will also be secured by a security interest in all of its property, including its intellectual property.

Other Actions

The Company undertook and agreed to undertake certain actions in connection with the entering into and closing of the Securities Purchase Agreement.

Amendment of Settlement Agreement and Rights Agreement.   On March 31, 2006, the Company amended the Settlement Agreement to release the Durus fund and the Artal fund from certain standstill and other restrictive covenants contained therein, including to eliminate the requirement that the Durus fund significantly reduce its ownership of shares of the Company’s common stock by May 2006 and to terminate the proxy granted to the Company by the Durus fund under the terms of the Settlement Agreement, which proxy granted the Company the power to vote the Durus fund’s 21,216,664 shares of the Company’s common stock in proportion to the votes cast by other holders of shares of common stock in matters requiring a stockholder vote. By releasing the Durus fund from the standstill restrictions in the Settlement Agreement, the Durus fund is free to acquire the shares of Series B Preferred Stock and the warrants at the closing of the Securities Purchase Agreement and to exercise the option to acquire additional shares of Series B Preferred Stock and warrants, as provided in the Securities Purchase Agreement, and the Durus fund is no longer prohibited from acquiring more shares of common stock or other securities of the Company or making any solicitation of proxies regarding the voting of shares of common stock. In addition, in connection with the entering into of the Securities Purchase Agreement, the Issuer took action to amend its Rights Agreement to exempt from the application thereof the transactions contemplated by the Securities Purchase Agreement, and to eliminate the Rights Agreement.

Appointment of Durus fund Designee to the Company’s Board of Directors and Appointment of New CEO.   At the time of the execution and delivery of the Securities Purchase Agreement, the Board of Directors of the Company increased the size of the Board to seven and appointed Shodhan Trivedi, a member of the board of directors of the Durus fund, to the Company’s Board of Directors. The Company’s Board of Directors also replaced William Dow with Laurence Birch as interim President and Chief Executive Officer of the Company.

Investor Rights Agreement.   As a condition to the closing of the Securities Purchase Agreement, the Company has agreed to enter into an investor rights agreement (“Investor Rights Agreement”) with the Durus fund and the Artal fund which requires that the Company’s Board of Directors consist of seven members and grants the Durus fund the right to designate four of the seven Board members (inclusive of the Board member designated by the Durus fund as holder of the Series B Preferred Stock) and to approve the selection of the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Under the terms of the Investor Rights Agreement, the Durus fund’s designees to the Board of Directors shall be entitled to serve on the executive committee of the Board, and the Company may not take certain actions without the approval of the Board of Directors, including the affirmative vote of the Board members designated by the Durus fund.

The Investor Rights Agreement also grants the Durus fund and the Artal fund certain registration rights with respect to the sale of shares of common stock into the open market, as well as providing that the Durus fund shall have a right of first refusal in the event that the Company proposes to sell itself, or greater than 30% of its fully diluted capital stock, to a third party, or the Company otherwise accepts a bona fide offer from a third party to acquire the Company or such number of shares of the Company’s capital stock, the on the same terms and conditions, including price, as the terms and conditions applying to the third party. The investor rights agreement will require us to use our best efforts to register the shares held by the Durus fund and the Artal fund in one or more shelf registration statements and to keep these registration statement(s) effective until the earlier of (i) the date as of which the Durus fund and the Artal fund may sell all of their securities in any period of three months under Rule 144 of the Securities Act of 1933, as amended, and (ii) the date on which the Durus fund and the Artal fund shall have sold all of their securities covered by the registration statement. The Investor Rights Agreement will amend and supersede the Registration Rights Agreement which the Company previously entered into with the Durus fund in February 2004.

Common Stock Purchase Agreement with Fusion Capital Fund II. LLC

On January 13, 2006, the Company entered into a common stock purchase agreement (“Fusion Capital Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Funding under the Fusion Capital Agreement commences once the Securities and Exchange Commission declares effective a registration statement relating to the transaction and will continue over a 25-month period. The Company has not filed a registration statement with respect to this transaction at this time. Under the Fusion Capital Agreement, as long as the market price of the Company’s common stock remains above $0.10 and certain other conditions are satisfied, the Company is permitted to sell to Fusion Capital up to $40,000 of common stock on each market trading day, up to an aggregate of $20,000,000 of common stock.

Under an amendment to the Fusion Capital Agreement dated January 27, 2006, the Company and Fusion Capital agreed that the Company shall not effect any sale under the Fusion Capital Agreement and Fusion Capital shall not have the right or obligation to purchase any shares of common stock under the Fusion Capital Agreement to the extent that after giving effect to such purchase, the “Exchange Cap” has been reached. The “Exchange Cap” will be deemed to have been reached if, at any time prior to the shareholders of the Company approving the transaction contemplated by the Fusion Capital Agreement, the shares purchased would, together with all shares previously purchased under this Fusion Capital Agreement, exceed 5,998,405 shares of common stock (19.99% of the 30,007,031 outstanding shares of common stock as of the date of this Fusion Capital Agreement). The Company may, but shall be under no obligation to, request its shareholders to approve the transaction contemplated by this Fusion Capital Agreement.

The Company has the right to decrease the daily amount to be purchased by Fusion Capital at any time effective upon one trading day’s notice. In addition, the Company has the right to increase the daily purchase amount if the market price of the Company’s common stock increases. For every $0.10 increase in the “threshold price” (defined as the lowest sale price of the Company’s common stock during the five trading days immediately preceding the notice to increase the daily purchase amount) above $0.95, the Company has the right to increase the daily purchase amount by an additional $4,000.

In addition to the daily purchase amount, the Company may elect to require Fusion Capital to purchase up to $250,000 of the Company’s common stock on any single trading day, provided that the share price is above $1.00 during the ten trading days prior thereto. This amount may be increased to up to $1,000,000 if specified increases in the Company’s share price occur.

Fusion Capital may terminate the Fusion Capital Agreement upon the occurrence of an event of default, which includes a material adverse change in the Company’s business or the failure of the common stock to be listed on the Nasdaq National Market, the Nasdaq Capital Market or the Nasdaq OTC Bulletin Board. In addition, Fusion Capital has the right to terminate the Fusion Capital Agreement if sales under the Agreement have not commenced by September 30, 2006. The Company has the right to terminate the Fusion Capital Agreement at any time effective upon one trading day’s notice.

In connection with the Fusion Capital Agreement, in January 2006, the Company issued 2,170,543 shares of common stock to Fusion Capital as a commitment fee. Such shares were issued in reliance upon exemption from registration provided by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Listing of Company’s Common Stock on the Nasdaq Capital Market

On November 14, 2005, the Company received a letter from the Nasdaq noting that it had failed to comply with the minimum $10 million of stockholders’ equity required by Marketplace Rule 4450(a), Maintenance Standard 1 and the alternative listing requirements of Marketplace Rule 4450(b), Maintenance Standard 2 relating to market value of listed securities (and related assets and revenue tests) and market value of publicly held shares. On December 16, 2005, the Company was notified by the Nasdaq that for the last 30 consecutive business days the bid price of its common stock closed below the minimum $1.00 per share required by Marketplace Rule 4450(a)(5). On December 27, 2005, the Company received a letter from the Nasdaq denying our request for continued listing on the Nasdaq National Market. In response to this letter on, December 30, 2005, we requested a hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq staff’s determination. The Company subsequently received notification from the Nasdaq Listing Qualification Panel that the Company’s common stock would be delisted from the Nasdaq National Market and would begin trading on the Nasdaq Capital Market on February 14, 2006.

The Nasdaq Capital Market has its own standards for continued listing, including Marketplace Rule 4310(c)(2)(B), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In addition, continued listing on the Nasdaq Capital Market requires satisfying the $1.00 minimum closing bid price imposed by Marketplace Rule 4450(a)(5). There can be no assurance that the Company will sustain compliance with these standards. In particular, the Company does not currently have a minimum of $2,500,000 in stockholders’ equity and it did not have $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years, but the current market value of its listed securities does exceed $35,000,000. In the event the Company cannot sustain compliance with the Nasdaq Capital Market’s listing standards, its common stock will be delisted from the Nasdaq Capital Market and the Company may be unable to list its common stock on another stock exchange or quotation service. Such a delisting may make it difficult or impossible for stockholders to sell their shares, for the Company to issue additional securities and to obtain additional financing in the future. A delisting may also result in a more limited amount of news and analyst coverage for the Company and could have a material adverse effect on the market price of its common stock.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures.   As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including the Chief Financial Officer and interim President and Chief Executive Officer. Based on this evaluation, the Chief Financial Officer and interim President and Chief Executive Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including the Chief Financial Officer and interim President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with Item 308 of Regulation S-K and based upon the aggregate market value of our voting stock held by non-affiliates as of June 30, 2005, this Annual Report on Form 10-K does not contain an annual report of management on internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding management’s assessment of internal control of financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information with respect to Directors of the Company shall be set forth in our Proxy Statement under the heading “Election of Directors,” which is incorporated herein by reference. Information regarding the executive officers of the Company is set forth above in Part I under “Business—Executive Officers.”  Information required by Item 405 of Regulation S-K shall be set forth in our Proxy Statement under the heading “Section 16(A) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

Item 11.                 Executive Compensation.

Information with respect to the Security Ownership of Certain Beneficial Owners and Management shall be set forth in our Proxy Statement under the heading “Beneficial Ownership Of Common Stock,” which information is incorporated herein by reference. Information required by Item 201(d) of Regulation S-K shall be set forth in our Proxy Statement under the sub-heading “Equity Compensation Plan Information,” which information is incorporated herein by reference. Additional information required by this Item 11 shall be set forth in our Proxy Statement under the heading “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management shall be set forth in the Proxy Statement under the heading “Beneficial Ownership of Common Stock” which information is incorporated herein by reference.  Information required by Item 201(d) of Regulation S-K shall be set forth in the Proxy Statement under the sub-heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information with respect to Certain Relationships and Related Transactions shall be set forth in our Proxy Statement under the sub-heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information with respect to Principal Accountant Fees and Services shall be set forth in our Proxy Statement under the heading “Independent Registered Public Accountants,” which information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)           Consolidated Financial Statements:

1.                Consolidated Financial Statements.

The following consolidated financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

2.                Financial Statement Schedules.

None.

(b)          Exhibits.

See “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 2006.

AKSYS, LTD.
By	/s/ LAURENCE P. BIRCH
Laurence P. Birch
Chief Financial Officer and interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 13 day of April, 2006.

Signature	Capacity
/s/ LAURENCE P. BIRCH	Chief Financial Officer and interim
Laurence P. Birch	President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)
/s/ RICHARD B. EGEN	Chairman of the Board of Directors
Richard B. Egen
/s/ LAWRENCE D. DAMRON	Director
Lawrence D. Damron
/s/ ALAN R. MEYER	Director
Alan R. Meyer
/s/ BERNARD R. TRESNOWSKI	Director
Bernard R. Tresnowski
/s/ BRIAN. J.G. PERIERA, MD	Director
Brian J.G. Periera MD
Director
Shodan Trivedi

AKSYS, LTD.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Aksys, Ltd.(18)
3.2	Amended and Restated By-Laws of Aksys, Ltd.(1)
4.1	Form of certificate representing shares of Common Stock, $.01 par value per share(1)
4.2	Rights Agreement, dated as of October 28, 1996, by and between Aksys, Ltd. and First Chicago Trust Company of New York(2)
4.3

First Amendment to Rights Agreement, dated as of February 23, 2004, by and between Aksys, Ltd. and EquiServe Trust Company, N.A., as successor rights agent to First Chicago Trust Company of New York(3)

4.4	Second Amendment to Rights Agreement, dated as of March 31, 2006, by and between Aksys, Ltd. and Computershare Trust Company N.A., as successor rights agent to EquiServe Trust Company, N.A.*
4.5

Note Purchase Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC (including Form of Unsecured Subordinated Promissory Note)(3)

4.6	Registration Rights Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC(3)
4.7	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of The Riverview Group, LLC(4)
4.8	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of Roth Capital Partners, LLC(4)
4.9	Registration Rights Agreement, dated as of January 13, 2006 between Aksys, Ltd. and Fusion Capital Fund II, LLC(12)
4.10	Form of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of Aksys, Ltd.(19)
4.11	Form of Investor Rights Agreement between Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC(19)
4.12	Form of Warrant Agreement between Aksys, Ltd. and the Warrant Agent(19)
10.1	Aksys, Ltd. 1993 Stock Option Plan(1)
10.2	Manufacturing Agreement, dated as of January 23, 1996, between the Company and Texas Medical Products, Inc.(1)
10.3	License Agreement, dated as of April 1, 1993, between the Company and Zbylut J Twardowski(1)
10.4	License Agreement, dated as of April 1, 1993, between the Company and Cynthia P. Walters(1)
10.5	Form of Indemnification Agreement(1)
10.6	License Agreement, dated as of March 11, 1996, between the Company and Allergan, Inc.(1)
10.7	Lease for Property at Two Marriott Drive(5)
10.7(a)	First Amendment to Lease for Property at Two Marriott Drive, dated as of November 12, 2004, between Transwestern Great Lakes, L.P., and Aksys, Ltd.(11)
10.8	Severance, Confidentiality and Post-Employment Restrictions Agreement, dated as of October 4, 1999 Between the Company and William C. Dow(6)
10.9	Manufacturing Agreement, dated as of February 28, 2003, Between the Company and Peak Industries, Inc.(7)
10.10	Aksys, Ltd. 1996 Stock Awards Plan, as amended(8)
10.11	Aksys, Ltd. 2001 Employee Stock Purchase Plan(8)

10.12

Settlement Agreement and Mutual Release, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd., Scott Sacane, Durus Capital Management, LLC, Durus Capital Management (N.A.), LLC and Artal Long Biotech Portfolio LLC(3)

10.13	Codevelopment and Licensing Agreement, dated as of June 21, 1999, between the Company and Teijin Limited(9)
10.14	Stock Purchase Agreement, dated as of January 7, 1998, between the Company and Teijin Limited(9)
10.15	Development and Licensing Agreement, dated as of November 21, 2000, with Teijin Limited(9)
10.16	Employment letter between Aksys, Ltd. and Laurence Birch(11)
10.17	Incentive Stock Option Agreement between Aksys, Ltd. and Laurence Birch dated as of February 28, 2005(13)
10.18	Research, Development and License Agreement among Aksys, Ltd., DEKA Products Limited Partnership and DEKA Research and Development Corp.dated as of October 24, 2005(14)
10.19	Common Stock Purchase Agreement, between Aksys, Ltd. and Fusion Capital Fund II, LLC dated as of January 13, 2006(15)
10.20	First Amendment to Common Stock Purchase Agreement, between Aksys, Ltd. and Fusion Capital Fund II, LLC dated as of January 27, 2006(16)
10.21	Securities Purchase Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006(17)
10.22	Bridge Loan Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006(17)
10.23	Bridge Guarantor Security Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006*
10.24	Bridge Security Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006*
10.25	Bridge Patent and Trademark Security Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006*
10.26	Subsidiary Guarantee between Aksys International Inc. and Durus Life Sciences Master Fund Ltd. Dated as of March 31, 2006*
10.27	First Amendment to Settlement Agreement and Mutual Release between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006*
10.28	Form of Loan Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd.(19)
21	Subsidiaries of Aksys, Ltd(10)
23	Consent of KPMG LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *       Filed herewith.

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

(7)       Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)       Incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

(9)       Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 102651).

(10)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(12)   Incorporated by reference to the Company’s current Report on Form 8-K, filed on March 2, 2005.

(13)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(14)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(15)   Incorporated by reference to the Company’s current Report on Form 8-K, filed on January 17, 2006.

(16)   Incorporated by reference to the Company’s current Report on Form 8-K, filed on January 27, 2006.

(17)   Incorporated by reference to the Company’s current Report on Form 8-K, filed on April 3, 2006.

(18)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(19) Incorporated by reference to Durus Life Sciences Master Fund Ltd.’s Schedule 13D/A, filed on April 5, 2006.