Form 10-K/A
period 2005-12-31
AKSYS LTD
filed 2006-04-28
CIK 902600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on April 14, 2006 (the “Original Filing”), is being filed to provide the information required by Part III of this Form 10-K/A and to correct certain non-substantive typographical errors in Items 1A, 7 and 8 of Parts I and II of the Original Filing, including notes 1, 2, 7, 11, 16 and 20 to the Company’s consolidated financial statements.

As a result of these amendments, an additional Consent of KPMG LLP dated April 24, 2006 relating to the audit report on our consolidated financial statements dated April 13, 2006 is being filed.

Except for the matters described above, the updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 32.1 hereto, and updated exhibit index, this Form 10-K/A continues to speak as of the date of the original filing and does not modify, amend or update in any way any other item or disclosure in the original filing. This Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as described above. In particular, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.

AKSYS, LTD.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.                        Business

Note on Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. The words “believes”, “expects”, estimates”, anticipates”, “will be” and similar words or expressions identify forward-looking statements made by us or on our behalf. These forward-looking statements reflect our views as of the date they were made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. We believe factors that could cause such a difference include, but are not limited to, the following: (i) our ability to obtain additional capital on acceptable terms and in a sufficient amount to run our business; (ii) uncertainties regarding our ability to maintain compliance with the Nasdaq Capital Market’s continued listing requirements; (iii) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (iv) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (v) risks related to quality control issues and consistency of service applicable to the PHD System; (vi) market, regulatory reimbursement and competitive conditions; (vii) risks related to the failure to meet additional development and manufacturing milestones for the current or next-generation PHD System on a timely basis, including, without limitation, manufacturing and servicing cost reduction efforts; (viii) risks inherent in relying on third parties to manufacture the current PHD System or develop the next-generation PHD System; (ix) changes in QSR requirements; (x) risks and uncertainties relating to the DEKA agreement; (xi) risks and uncertainties relating to the Delphi Medical Systems Corporation (“Delphi”) bankruptcy; and (xii) risks related to our relationship with the Durus Life Sciences Master Fund Ltd. (“the Durus fund”) and its affiliates.

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

On November 1, 2005, we entered into a Research, Development and License Agreement (the “DEKA Agreement”) with DEKA Products Limited Partnership and DEKA Research and Development Corp. (“DEKA”). The purpose of the DEKA Agreement is to develop a next generation product consisting of hemodialysis equipment and related solution preparation processes. We view the DEKA Agreement as an integral component of our ongoing research and development efforts. See “Intellectual Property below”.

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

We currently rely on a few key customers for a significant portion of our sales

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. A loss of one or more of those customers could cause a significant decrease in our net revenue. Our largest customers, DaVita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 16%, 11% and 8%, respectively, of our revenues (by dollar volume) for fiscal year 2005. For fiscal year 2004, our largest customers, Northwest Kidney Center, the Dialysis Centers of Lincoln and Berkshire Medical Center accounted for 24%, 10% and 9%, respectively, of our total revenue. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. Loss of a significant amount of business from any of our large customers could have a material adverse effect on our results of operations and financial condition if such business were not substantially replaced by additional business from existing or new customers. Additionally, our results of operations and financial condition could be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay, or fail to make, payments for goods sold or leased to them.

If our current manufacturing agreement with Delphi is terminated and we are required to establish new manufacturing or parts sourcing relationships, we may experience increased costs, disruptions in the manufacture and shipment of PHD Systems and a loss of revenue.

The PHD System is manufactured by Delphi. On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain component inventory located at Delphi’s warehouses. In addition, as of December 31, 2005, we had a cash deposit in the amount of $1,432,000 with Delphi as security for certain of our purchase obligations. We have recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, we are pursuing the full value of the deposit. We have had ongoing discussions with Delphi regarding our accounts payable balance, our deposit and certain parts inventory located at Dephi’s warehouses. In the first quarter of 2006, we received correspondence from Delphi advising us of their decision to stop further shipments of PHD Systems and parts until these items have been resolved. We plan to continue our discussions with Delphi and believe that we have a sufficient inventory of parts and machines on hand to enable us to continue operations pending resolution of this matter. If Delphi rejects our manufacturing agreement in connection with its bankruptcy proceeding or we are unable to settle open issues with Delphi on a timely basis, we would be forced to establish new manufacturing and/or direct parts sourcing relationships which could expose us to a number of risks and uncertainties. These risks and uncertainties could include whether the new manufacturer(s) and parts suppliers will agree to do business with us on satisfactory terms as well as whether such manufactures(s) and parts suppliers will perform to our expectations and produce the PHD System and supply parts in a timely, cost-efficient manner on a consistent basis and in accordance with all regulatory requirements including QSRs. Any of these risks could make it difficult for us to produce the PHD System on satisfactory commercial terms, if at all.

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

There are also other risks inherent in using a single source of supply. We have not made alternative arrangements for the manufacture of the major components of the PHD System and we may not be able to implement acceptable alternative arrangements on a timely basis, or at all. It is likely that a significant interruption in supply would result if we utilize or were required to utilize a different manufacturing contractor for any of the major components of PHD Systems. The loss of the services of any of our contract manufacturers would have a materially adverse effect on our results of operations. See “Risk Factors—If our current manufacturing agreement with Delphi is terminated and we are required to establish new manufacturing relationships, we may experience increased costs, disruptions in the manufacture and shipment of PHD Systems and a loss of revenue.” In addition, we or our manufacturers may not be able to obtain, on a timely basis, components or other supplies necessary to manufacture or use the PHD System.

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

The Nasdaq Capital Market has its own standards for continued listing, including Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In addition, continued listing on the Nasdaq Capital Market requires satisfying the $1.00 minimum closing bid price imposed by Marketplace Rule 4450(a)(5). There can be no assurance that we will sustain compliance with these standards. In particular, we do not currently have a minimum of $2,500,000 in stockholder’s equity and we did not have $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years, but the current market value of our listed securities does exceed $35,000,000. In the event we cannot sustain compliance with the Nasdaq Capital Market’s listing standards, our common stock will be delisted from the Nasdaq Capital Market and we may be unable to list our common stock on another stock exchange or quotation service. Such a delisting may make it difficult or impossible for stockholders to sell their shares, for us to issue additional securities and for us to obtain additional financing in the future. A delisting may also result in a more limited amount of news and analyst coverage for our Company and could have a material adverse effect on the market price of our common stock.

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

•       upon the exercise or conversion of outstanding options and warrants; and

•       in lieu of payment of cash dividends.

Furthermore, upon closing of our securities purchase agreement with the Durus fund dated March 31, 2006 (the “Securities Purchase Agreement”), the Durus fund will acquire newly issued shares of our Series B Preferred Stock, convertible into 5 million shares of our common stock at a conversion price of $1.00 per share and Warrants to purchase 5 million shares of our common stock at an exercise price of $1.10 per share. In addition, following the closing of the Securities Purchase Agreement, the Durus fund will have the option to invest, by itself or with other investors designated by the Durus fund, up to an additional $15 million in cash for additional shares of Series B Preferred Stock and Warrants having essentially the same terms as the Series B Preferred Stock and Warrants acquired by the Durus fund at the closing. If the Durus fund (by itself or with other investors) invests the maximum additional $15 million in cash for such additional shares of Series B Preferred Stock and Warrants, such additional shares of Series B Preferred Stock will be convertible into 15 million shares of common stock at a conversion price of $1.00 per Share and the additional Warrants will be exercisable to purchase 15 million shares of common stock at an exercise price of $1.10 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Financing Activities.” See also “Risks Related to Our Business—As a result of our transaction with the Durus fund and the Durus fund’s current ownership position in our common and preferred stock, persons other than the Durus fund who own our common stock will own a minority of our common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.”

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

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,188,602	$6.38	751,797
Equity compensation plans not approved by security holders	150,000	4.65	—-
Total	3,338,602	$6.30	751,797

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

Product sales cost of sales   Product sales cost of sales was $5,716,000 for the year ended December 31, 2005, an increase of $1,402,000 or 32% from $4,314,000 for the year ended December 31, 2004. During 2005, we increased our product warranty reserve by $1,261,000 and increased the reserve for obsolete parts purchased by the manufacturer of the PHD system by $1,038,000. In 2004, we recorded warranty expense of $652,000 to replace a certain component part. Also in 2004, we recorded an expense for obsolete inventory of $201,000. The net increase in expense for warranty and obsolete inventory in 2005 was $1,446,000. Additionally, we recorded a reserve to deposits with vendors in the fourth quarter of 2005 to reflect the uncertainty associated with the bankruptcy petition filed by a specific vendor; however, we are pursuing the full value of the deposit. The PHD System is manufactured by Delphi. On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory that is located at Delphi’s warehouses. We have had ongoing discussions with Delphi regarding our accounts payable balance to them, our cash deposit and certain parts inventory located at Delphi’s warehouses. In the first quarter of 2006, we received correspondence from Delphi advising us of their decision to stop further shipments of PHD Systems and parts until these items have been resolved. We plan to continue our discussions with Delphi and believe that we have a sufficient inventory of parts and machines on hand to enable us to continue operations pending resolution of this matter. If Delphi rejects our manufacturing agreement in connection with its bankruptcy proceeding or we are unable to resolve our open issues with Delphi on a timely basis, we would be forced to establish new manufacturing and/or parts sourcing relationships which could expose us to a number of risks and uncertainties.

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

During 2006, we expect to use approximately $16 million and $18 million in our operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop our next generation product. We believe cash and liquid investments of $7,756,000 (including the receivable for the settlement of the sale of long-term investment securities) at December 31, 2005, combined with the expected proceeds from the Durus fund financing, are only sufficient to finance our operations into 2007.

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

As part of the settlement, we also entered into a note purchase agreement with the Durus fund and the Artal fund whereby the Durus fund and the Artal fund purchased approximately $15.8 million (the “Outstanding Notes”) and $0.3 million (the “Remaining Notes”, and collectively with the Outstanding Notes the “Notes”), respectively, of non-interest bearing unsecured subordinated promissory notes from us. Under the terms of the Settlement Agreement the Notes became due and payable after the later of (1) August 30, 2005 and (2) the first trading day on which the holders of the Notes own less than 10% of our then-outstanding common stock. In addition, under the Settlement Agreement we were entitled to use shares of our common stock to repay the principal amount owing under the Notes in certain circumstances. As noted below, upon closing of the Securities Purchase Agreement, the Outstanding Notes will be cancelled and exchanged for new Loan Notes, Series B Preferred Stock and Warrants, each as defined below.

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

Transaction Summary

Securities Purchase Agreement

On March 31, 2006, we entered into the Securities Purchase Agreement with the Durus fund pursuant to which the Durus fund, at a subsequent closing, in exchange for $5 million principal amount of Outstanding Notes, will acquire newly issued shares of our Series B Preferred Stock, $0.01 par value (the “Series B Preferred Stock”) convertible into 5 million shares of our common stock at a conversion price of $1.00 per share and warrants (the “Warrants”) to purchase 5 million shares of our common stock at an exercise price of $1.10 per share. The Series B Preferred Stock has voting rights, and the Durus fund will be entitled to vote, on an as converted basis, together with the holders of our common stock as a single class with respect to any matter upon which holders of our common stock have the right to vote (provided, however, that for voting purposes, the conversion price of the Series B Preferred Stock is equal to the closing price of the common stock on the Nasdaq Capital Market on the date of the Securities Purchase Agreement). In addition, holders of the Series B Preferred Stock shall be entitled to elect one director to our Board of Directors. As the only holder of the Series B Preferred Stock immediately following the closing of the Securities Purchase Agreement, the Durus fund alone shall exercise this right, along with the Durus fund’s right to designate a majority of the members of our Board of Directors under the terms of the Investor Rights Agreement described below. The Durus fund’s shares of Series B Preferred Stock will have an aggregate liquidation preference of $5 million, accrue dividends at the rate of 10% per annum and become redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B Preferred Stock then outstanding or at the option of the Durus fund at an earlier date upon the occurrence of specified trigger events. We are required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B Preferred Stock prior to taking certain actions.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share-Based Payment (SFAS No. 123R), to be effective for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No. 123R to be effective for fiscal years beginning after June 15, 2005. SFAS No. 123R supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation costs over the requisite service period based on fair values measured on the respective grant dates. The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures currently required by SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of the proposed standards the modified prospective transition method described above would be applied.

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

(j)              Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets which are not more likely than not to be realized.

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

There are also other risks inherent in using single sources of supply. The Company has not made alternative arrangements for the manufacture of the major components of the PHD System and the Company may not be able to implement acceptable alternative arrangements on a timely basis, or at all. It is likely that a significant interruption in supply would result if the Company were required to utilize a different manufacturing contractor for any of the major components of the PHD System. The loss of the services of any of the Company’s contract manufacturers would have a material adverse effect on its results of operations. In addition, the Company or its manufacturers may not be able to obtain, on a timely basis, components or other supplies necessary to manufacture or use the PHD System. See discussion of the Delphi Medical Systems Corporation (“Delphi”) bankruptcy at Note 4.

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

•       continued progress in research and development

•       the costs involved with protecting the Company’s proprietary rights.

During 2006, the Company expects to use approximately $16 to $18 million in its operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop the Company’s next generation product. The Company believes that cash and liquid investments of approximately $7.8 million (including the receivable for the settlement of the sale of long-term investment securities) at December 31, 2005 as well as proceeds from its transaction with the Durus Life Sciences Master Fund, Ltd. (“the Durus fund”) (see Note 20) are only sufficient to finance its operations into 2007.

In 2006, the Company will seek to raise the additional capital required to fund commercial activities in 2007. There can be no assurance that the Company will be able to raise the capital it will need on terms acceptable to the Company, or at all. Also, due to the recent trading prices of the Company’s common stock, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of the Durus fund and the other existing stockholders.

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

In addition, at December 31, 2005 and 2004, the Company was required to hold a letter of credit secured by cash equivalents in the amount of $750,000 and $600,000, respectively, as a security deposit on the building lease. The restricted cash balance is classified as a restricted long-term investment

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

(5)          Property, Equipment and Leased Assets

Property, equipment and leased assets at December 31, 2005 and 2004, respectively, are as follows:

	Estimated useful life	2005	2004
Leased assets	5 years	$4,901,329	$2,847,673
Furniture and fixtures	7 years	1,238,586	1,238,586
Leasehold improvements	10 years	1,171,147	1,146,511
Equipment	3-7 years	5,420,418	5,272,998
		12,731,480	10,505,768
Less accumulated depreciation and amortization		(7,545,220)	(6,581,846)
		$5,186,260	$3,923,922

Leased assets at December 31, 2005 were $4,901,000 with related accumulated depreciation of $938,000. At December 31, 2004, leased assets were $2,848,000 with accumulated depreciation of $457,000.

(6)          Stockholders’ Equity and Notes Payable

Settlement with the Durus fund

In February 2004, the Company settled all of its outstanding claims against the Durus fund and other defendants with the signing of a settlement agreement (“Settlement Agreement”). The Company had filed a lawsuit in August 2003 after learning that the Durus fund , Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital (N.A.), LLC (“Durus Capital (N.A.)”), and Artal Long Biotech Portfolio LLC (“the Artal fund”) had acquired over 70% of the Company’s outstanding common stock. The Durus fund, Mr. Sacane, Durus Capital, Durus Capital (N.A.) and the Artal fund are collectively referred to as “defendants” and individually as a “defendant.”

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

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $1.54, $5.17 and $4.63, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2005—expected dividend yield of 0%, expected volatility of 94.55%, risk-free interest rate averaging 3.90% and an expected life of 5 years; 2004—expected dividend yield of 0%, expected volatility of 97.41%, risk-free interest rate averaging 2.28% and an expected life of 5 years; 2003—expected dividend yield of 0%, expected volatility of 65.05%, risk-free interest rate averaging 2.07% and an expected life of 5 years. The number of options exercisable at December 31, 2005, 2004 and 2003 were 1,539,499, 1,220,443 and 910,943, respectively.

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2002	1,373,210	$6.22
Granted	274,000	8.26
Exercised	(148,310)	4.80
Canceled	(65,050)	6.73
Balance at December 31, 2003	1,433,850	6.73
Granted	683,035	7.00
Exercised	(2,254)	7.31
Canceled	(63,450)	6.98
Balance at December 31, 2004	2,051,181	6.81
Granted	349,351	4.14
Exercised	(1,268)	2.37
Canceled	(159,592)	7.08
Balance at December 31, 2005	2,239,672	$6.38

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted-Average Exercise Price
$0.25 to $3.99	63,233	9.2 years	$2.25	27,712	$2.13
$4.00 to $5.00	393,367	7.6 years	4.62	181,930	4.60
$5.01 to $6.00	713,182	5.0 years	5.33	607,857	5.35
$6.01 to $7.50	669,165	7.4 years	6.66	428,650	6.61
$7.51 to $16.75	400,725	5.7 years	10.15	293,350	10.08
$0.25 to $16.75	2,239,672		$6.38	1,539,499	$6.46

(8)          Employee Benefit Plans

In 1995, the Company adopted a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all full-time employees. The 401(k) Plan provides a match of 100% of the employees’ contributions up to 2% of an employee’s salary. Total expense for the years ended December 31, 2005, 2004 and 2003 was $138,000, $115,000 and $85,000, respectively.

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
$3,762,267

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

The following table identifies the Company’s product warranty activity for the years ended December 31, 2004 and 2005:

Product Warranty	Amount
Establishment of product warranty reserve during the fourth quarter of 2004	$652,000
Product warranty liability as of December 31, 2004	652,000
Amounts accrued during the year ended December 31, 2005	1,261,000
Costs incurred	(737,832)
Product warranty liability as of December 31, 2005	$1,175,168

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

Concurrent with the reduction in force, the Company’s Senior Vice Presidents and Chief Executive Officer agreed to take a temporary 20% deferral of base pay beginning February 1, 2006. Additionally, the Company cancelled the 2005 bonus plan for all employees and executive officers. The Company put a bonus plan in place for employees whose employment continues through each quarter of 2006, with the quarterly payment based on a percentage of each employee’s base compensation. The total amount of payments for 2006 is expected to be approximately $761,000. Neither the salary deferral nor the bonus plan is reflected in the accompanying consolidated financial statements as of December 31, 2005.

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

	Three months ended
	Dec. 31, 2005	Sep. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004
Revenues	$827,213	$822,309	$485,178	$534,289	$654,070	$580,831	$499,175	$681,983
Cost of sales	3,230,184	2,671,827	5,256,658	3,766,409	3,332,318	2,380,649	2,451,138	2,498,835
Operating costs and expenses:
Research and development	1,572,638	1,987,730	2,471,493	2,036,968	1,758,452	1,710,880	1,553,573	1,661,560
Sales and marketing	951,848	1,127,396	1,205,871	1,247,125	1,286,032	1,064,685	1,284,692	1,156,275
General and administrative	1,869,482	1,829,733	2,013,935	2,334,693	2,050,854	1,560,821	1,580,682	2,196,506
Restructuring charges	161,453	—	—	—	—	—	—	—
Total operating expenses	4,555,421	4,944,859	5,691,299	5,618,786	5,095,338	4,336,386	4,418,947	5,014,341
Operating loss	(6,958,392)	(6,794,377)	(10,462,779)	(8,850,906)	(7,773,586)	(6,136,204)	(6,370,910)	(6,831,193)
Other income and expense, net	(469,869)	(206,048)	(289,913)	(147,846)	(107,364)	(167,842)	(183,045)	(7,833)
Income tax expense	—	(17,800)	—	—	—	(105,512)	—	—
Net loss	$(7,428,261)	$(7,018,225)	$(10,752,692)	$(8,998,752)	$(7,880,950)	$(6,409,558)	$(6,553,955)	$(6,839,026)
Net loss per share	$(0.25)	$(0.23)	$(0.36)	$(0.30)	$(0.27)	$(0.21)	$(0.22)	$(0.23)

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

Amendment of Settlement Agreement and Rights Agreement.   On March 31, 2006, the Company amended the Settlement Agreement to release the Durus fund and the Artal fund from certain standstill and other restrictive covenants contained therein, including to eliminate the requirement that the Durus fund significantly reduce its ownership of shares of the Company’s common stock by May 2006 and to terminate the proxy granted to the Company by the Durus fund under the terms of the Settlement Agreement, which proxy granted the Company the power to vote the Durus fund’s 21,216,664 shares of the Company’s common stock in proportion to the votes cast by other holders of shares of common stock in matters requiring a stockholder vote. By releasing the Durus fund from the standstill restrictions in the Settlement Agreement, the Durus fund is free to acquire the shares of Series B Preferred Stock and the warrants at the closing of the Securities Purchase Agreement and to exercise the option to acquire additional shares of Series B Preferred Stock and warrants, as provided in the Securities Purchase Agreement, and the Durus fund is no longer prohibited from acquiring more shares of common stock or other securities of the Company or making any solicitation of proxies regarding the voting of shares of common stock. In addition, in connection with the entering into of the Securities Purchase Agreement, the

Company took action to amend its Rights Agreement to exempt from the application thereof the transactions contemplated by the Securities Purchase Agreement, and to eliminate the Rights Agreement.

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

The Investor Rights Agreement also grants the Durus fund and the Artal fund certain registration rights with respect to the sale of shares of common stock into the open market, as well as providing that the Durus fund shall have a right of first refusal in the event that the Company proposes to sell itself, or greater than 30% of its fully diluted capital stock, to a third party, or the Company otherwise accepts a bona fide offer from a third party to acquire the Company or such number of shares of the Company’s capital stock, the on the same terms and conditions, including price, as the terms and conditions applying to the third party. The Investor Rights Agreement will require the Company to use its best efforts to register the shares held by the Durus fund and the Artal fund in one or more shelf registration statements and to keep these registration statement(s) effective until the earlier of (i) the date as of which the Durus fund and the Artal fund may sell all of their securities in any period of three months under Rule 144 of the Securities Act of 1933, as amended, and (ii) the date on which the Durus fund and the Artal fund shall have sold all of their securities covered by the registration statement. The Investor Rights Agreement will amend and supersede the Registration Rights Agreement which the Company previously entered into with the Durus fund in February 2004.

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

Listing of Company’s Common Stock on the Nasdaq Capital Market

On November 14, 2005, the Company received a letter from the Nasdaq noting that it had failed to comply with the minimum $10 million of stockholders’ equity required by Marketplace Rule 4450(a), Maintenance Standard 1 and the alternative listing requirements of Marketplace Rule 4450(b), Maintenance Standard 2 relating to market value of listed securities (and related assets and revenue tests) and market value of publicly held shares. On December 16, 2005, the Company was notified by the Nasdaq that for the last 30 consecutive business days the bid price of its common stock closed below the minimum $1.00 per share required by Marketplace Rule 4450(a)(5). On December 27, 2005, the Company received a letter from the Nasdaq denying its request for continued listing on the Nasdaq National Market. In response to this letter on, December 30, 2005, the Company requested a hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq staff’s determination. The Company subsequently received notification from the Nasdaq Listing Qualification Panel that the Company’s common stock would be delisted from the Nasdaq National Market and would begin trading on the Nasdaq Capital Market on February 14, 2006.

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

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information regarding the executive officers of the Company is set forth above in Part I under “Business—Executive Officers.” The Board of Directors currently consists of seven directors divided into three classes, with each class serving a three-year term.

Richard B. Egen, 66                                                                                                                                                                                                                                                                                                                                  Director since November 1997

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

Laurence P. Birch, 46                                                                                                                                                                                                                                                                                                                                             Director since March 2006

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

Lawrence D. Damron, 59                                                                                                                                                                                                                                                                                                                          Director since August 2004

Lawrence D. Damron was appointed Senior Vice President and Chief Financial Officer in May 2002, and became a member of the board of directors in August 2004. Effective March 17, 2005 Mr. Damron resigned from his position as Chief Financial Officer and effective May 1, 2005 he resigned from his position as Senior Vice President. Mr. Damron continues to serve as a member of the board of directors and will provide consulting services to us through April 2006. Mr. Damron has over 25 years of experience in the healthcare sector. From June 1999 to December 2000, he served as the Chief Financial Officer for Everest Healthcare Services Corporation, a provider of dialysis and other blood treatment services. From July 1997 until June 1999, he was Senior Vice President, Finance and Treasurer at Evanston Northwestern Healthcare. Mr. Damron was with Baxter International since 1985 in a number of key management positions including Corporate Treasurer from 1992 until 1997. From 1980 until 1985, he was with American Hospital Supply in a variety of financial positions. Mr. Damron received his Bachelor of Arts degree in economics from the University of Cincinnati and his Masters of Arts degree in international relations from the University of Southern California. He received his Masters of Business Administration from Harvard University, and is a Certified Public Accountant. Mr. Damron served as a Lieutenant in the U.S. Navy. He serves on the board of directors of Trinity Health.

Alan R. Meyer, 52                                                                                                                                                                                                                                                                                                                                                           Director since October 2001

Alan R. Meyer has been Chief Executive Officer, Founder and member of the board of directors of Ocularis Pharma, Inc., a specialty pharmaceutical company, since March 2002. Also since March 2002, Mr. Meyer has been President of Salt Creek Associates, Inc., a management consulting firm. From November 2000 through February 2002, Mr. Meyer was an independent business consultant. From December 1992 through October 2000, Mr. Meyer was the Executive Vice President, Chief Financial Officer and a member of the Board of Directors of PathoGenesis Corporation, a pharmaceutical company. From 1989 through 1992, Mr. Meyer was a partner of The Kensington Group, a provider of management services to healthcare companies. He was the Chief Financial Officer of Memtec North America Corporation, an industrial filtration company, from 1987 through 1988. He held various management positions in corporate finance and corporate development at Baxter Healthcare Corporation from 1981 though 1987. From 1977 through 1980, Mr. Meyer was a management consultant at Arthur Andersen & Co.

Bernard R. Tresnowski, 72                                                                                                                                                                                                                                                                                                                         Director since April 1996

Bernard R. Tresnowski served from December 1981 until his retirement in December 1994 as the President and Chief Executive Officer of the Blue Cross and Blue Shield Association, the national coordinating body for all Blue Cross and Blue Shield Plans. He has also held various other leadership positions in the healthcare industry, including President of the International Federation of Health Service Funds, Member of the Jackson Hole Group, Principal of the Dunlop Group of Six, Member of the Secretary of Health and Human Services Private/Public Sector Advisory Committee on Catastrophic Illness, Co-Chairman of the Secretary of Health and Human Services Work Group on Electronic Data Interchange and Member of the American Medical Association National Health Policy Steering Committee. Mr. Tresnowski is a director of Alexian Brothers Medical Center, the Medic Alert Foundation and Cancer Treatment Centers of America.

Brian J. G. Pereira, M.D., 46                                                                                                                                                                                                                                                                                                                   Director since May 2005

Dr. Pereira is currently the President and Chief Executive Officer of New England Health Care Foundation, Tufts-New England Medical Center, located in Boston, MA. He serves on several renal care-related boards, including The National Kidney Foundation, where he served as president from 2002 to 2004. Dr. Pereira has published over 100 scientific papers and lectured extensively throughout the world. In addition to a medical degree, Dr. Pereira has a Masters of Business Administration from the Kellogg Graduate School of Management, Northwestern University.

Shodhan Trivedi, 47                                                                                                                                                                                                                                                                                                                                                     Director since March 2006

Shodhan Trivedi was appointed to our Board of Directors on March 31, 2006. Mr. Trivedi is a graduate of the London School of Economics and holds a Masters degree from the University of California, Los Angeles. He is a Chartered Financial Analyst (CFA) and a member of the Toronto Society of Financial Analysts. Mr. Trivedi currently resides in Toronto, Ontario, Canada. Since June 1989, he has been the President of Opax Investments Inc., an asset allocation firm focused on the global hedge fund arena. Prior to June 1989, Mr. Trivedi was involved in companies engaged in international trading and was based in the U.K., Hong Kong and Southern Africa. He currently serves on the Board of Directors of several offshore hedge funds, including the Durus fund.

Stockholders who wish to communicate with the Board, a Board Committee or an individual Director or Directors may do so by sending correspondence addressed to the Board of Directors, a Board Committee or such individual Director or Directors, c/o Corporate Secretary, Aksys, Ltd., Two Marriott Drive, Lincolnshire, IL 60069

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership of shares of the Common Stock with the SEC. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports received by it, or written representations that no other reports were required, the Company believes that, from January 1, 2005 through December 31, 2005, its directors, executive officers and greater than 10% beneficial owners complied with the reporting requirements under Section 16(a).

Committees and Director’s Meetings

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee.

Audit Committee.   The Audit Committee’s functions, among others, are to appoint the Company’s independent auditor and set the compensation and oversee the work performed by the independent auditor; consider the adequacy of the Company’s internal controls and review any proposed corrective actions; review and monitor the Company’s compliance with legal and regulatory requirements; and discuss with management and the independent auditors the Company’s annual and quarterly financial statements and key accounting and/or reporting matters. The Audit Committee currently consists of Messrs. Egen, Meyer and Pereira, with Mr. Meyer serving as chairman of the committee and as “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. All current members of the Audit Committee are independent within the meaning of the regulations adopted by the SEC under the Sarbanes-Oxley Act of 2002 and the requirements of the Nasdaq Stock Market regarding audit committee membership. A copy of the Audit Committee’s charter is available on our website at www.aksys.com.

Compensation Committee.   The Compensation Committee is responsible for, among other things, approving overall compensation policy; determining and approving the compensation of the chief executive officer and other senior officers; approving appointments and promotions of senior officers and key employees; and administering the Company’s stock-based, profit-sharing and incentive compensation plans, and grants of awards thereunder. The Compensation Committee currently consists of Messrs. Egen, Meyer and Tresnowski, with Mr. Egen serving as chairman of the committee. All current members of the Compensation Committee are independent within the meaning of the requirements of the Nasdaq Stock Market regarding Compensation Committee membership. A copy of the Compensation Committee’s charter is available on our website at www.aksys.com.

Nominating Committee.   The Nominating Committee is responsible for, among other things, establishing criteria for board membership; considering, recommending and recruiting candidates to fill new positions on the board; reviewing candidates recommended by stockholders; and recommending the director nominees for approval by the board and the stockholders. The Nominating Committee currently consists of Messrs. Egen, Pereira, and Tresnowski, with Mr. Tresnowski serving as chairman of the committee. All current members of the Nominating Committee are independent with the meaning of the requirements of the Nasdaq Stock Market regarding Nominating Committee membership. A copy of the Nominating Committee’s charter is available on our website at www.aksys.com. The Nominating Committee does not have a written policy regarding stockholder nominations for director candidates. The committee will, however, consider candidates for director nominees put forward by stockholders. See “Stockholder Proposals and Nominations” for information on how stockholders may submit nominees for the Company’s Board of Directors.

Board and Committee Meetings.   The Board of Directors held 6 meetings during 2005. The Compensation Committee held 5 meetings, the Audit Committee held 6 meetings and the Nominating

Committee held 7 meetings in 2005. Each of the directors attended at least 75% of the meetings of the Board and the committees on which they served.

Policies on Business Ethics

All of our employees, including the Chief Executive Officer and Chief Financial Officer, as well as our Directors, are required to comply with the Company’s Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner. The Sarbanes-Oxley Act of 2002 requires companies to have procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Aksys currently has these procedures in place, which are set forth in the Code of Ethics. The full text of the Aksys Code of Ethics is posted on our web site, at www.aksys.com, under the “Corporate Information—Corporate Governance” captions. We will disclose future amendments to, or waivers from, certain provisions of the Code of Ethics for our Chief Executive Officer and Chief Financial Officer, if any, on its web site within five business days following the date of the amendment or waiver, or such earlier period of time that the SEC may require.

Item 11.                 Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The table below provides information relating to compensation for the Chief Executive Officer and the other five highest paid executive officers of the Company earning $100,000 or more (collectively, the “Named Executive Officers”) during fiscal 2005. The amounts shown include compensation for services in all capacities that were provided to the Company.

					Long-Term
					Compensation
					Awards
		Annual Compensation			Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options (#)	Compensation ($)
William C. Dow	2005	$345,000	$129,375	0	20,000	0
Former President and Chief	2004	$345,000	$129,375	0	300,000	0
Executive Officer(1)	2003	$335,000	$167,500	0	40,000	0
Laurence P. Birch	2005	$210,301	0	0	150,000	0
Chief Financial Officer and	2004	0	0	0	0	0
interim President and Chief	2003	0	0	0	0	0
Executive Officer(2)
Jerry D. Fisher(3)	2005	$219,313	$64,500	0	5,000	0
Sr. Vice President	2004	$40,313	0	0	75,000	0
Chief Technology Officer	2003	0	0	0	0	0
Lawrence A. Rohrer(4)	2005	$220,967	$32,603	0	5,000	0
Sr. Vice President	2004	$217,350	$32,603	0	20,000	0
Global Sales and General	2003	$125,682	$34,776	0	35,000	0
Manager, International
Thomas F. Scully	2005	$211,313	$32,292	0	5,000	0
Sr. Vice President	2004	$207,000	$32,292	0	5,000	0
Manufacturing and	2003	$198,392	$53,419	0	7,500	0
Operations
Nancy S. Schmelkin	2005	$211,313	$31,050	0	5,000	0
Senior Vice President	2004	$205,833	$55,200	0	5,000	0
Marketing and Customer	2003	$176,154	$4,599	0	27,500	0
Care

(1)          Mr. Dow was appointed President and Chief Executive Officer and a director of the Company in September 1999, and served in these positions until March 31, 2006.

(2)          Mr. Birch was appointed to the Company’s Board of Directors and elected interim President and Chief Executive Officer on March 31, 2006. Mr. Birch joined the Company in February 2005 as Senior Vice President and assumed the duties of Chief Financial Officer effective March 17, 2005. Compensation information for fiscal year 2005 only includes compensation earned after Mr. Birch joined the Company in February 2005.

(3)          Compensation information for fiscal 2004 only includes compensation earned after Mr. Fisher joined the Company in October 2004.

(4)          Compensation information for fiscal 2003 only includes compensation earned after Mr. Rohrer joined the Company in May 2003.

Stock Option Grants

The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2005.

Option Grants In Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal 2005	Exercise Price (Per Share)(3)	Expiration Date(4)	Grant Date Value(5)
William C. Dow(1)	20,000	5.7%	$4.65	02/28/15	$68,600
Laurence P. Birch(2)	150,000	42.9	4.65	02/28/15	514,500
Jerry D. Fisher	5,000	1.4	4.65	02/28/15	17,150
Lawrence A. Rohrer	5,000	1.4	4.65	02/28/15	17,150
Thomas F. Sully	5,000	1.4	4.65	02/28/15	17,150
Nancy S. Schmelkin	5,000	1.4	4.65	02/28/15	17,150

(1)          Mr. Dow was appointed President and Chief Executive Officer and a director of the Company in September 1999, and served in these positions until March 31, 2006.

(2)          Mr. Birch was appointed to the Company’s Board of Directors and elected interim President and Chief Executive Officer on March 31, 2006. Mr. Birch joined the Company in February 2005 as Senior Vice President and assumed the duties of Chief Financial Officer effective March 17, 2005. Compensation information for fiscal year 2005 only includes compensation earned after Mr. Birch joined the Company in February 2005.

(3)          Options were granted at an exercise price equal to the closing price of the Company’s Common Stock on the Nasdaq Stock Market on the grant date.

(4)          Options granted to the Named Executive Officers are subject to vesting and, accordingly, may terminate before the dates indicated. Options generally vest over a four-year period.

(5)          The estimated present value at grant date of options granted during fiscal 2005 has been calculated using the Black-Scholes options pricing model, based upon the following assumptions: estimated time until exercise of five years; an average risk-free interest rate of 3.90%; a volatility rate of 94.55%; and an expected dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Stock Option Holdings

The following table sets forth information with respect to the Named Executive Officers concerning stock options held as of December 31, 2005.

Aggregated Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End(1) Exercisable/ Unexercisable
William C. Dow(1)	—	—	634,500 / 197,500	$-0-
Laurence P. Birch(2)	—	—	0 / 150,000	-0-
Jerry D. Fisher	—	—	20,000 / 60,000	-0-
Lawrence A. Rohrer	—	—	31,250 / 28,750	-0-
Thomas F. Scully	—	—	45,875 / 18,125	-0-
Nancy S. Schmelkin	—	—	39,375 / 23,125	-0-

(1)          Mr. Dow was appointed President and Chief Executive Officer and a director of the Company in September 1999, and served in these positions until March 31, 2006

(2)          Mr. Birch was appointed to the Company’s Board of Directors and elected interim President and Chief Executive Officer on March 31, 2006. Mr. Birch joined the Company in February 2005 as Senior Vice President and assumed the duties of Chief Financial Officer effective March 17, 2005. Compensation information for fiscal year 2005 only includes compensation earned after Mr. Birch joined the Company in February 2005.

(3)          Options are considered “in the money” if the fair market value of the underlying securities exceeds the exercise price of the options. The year-end values represent the difference between the fair market value of the Common Stock subject to the options (the stock’s closing price as reported on the Nasdaq National Market was $.6527 on December 30, 2005), and the exercise price of the options. As of December 31, 2005, (a) Mr. Dow had options to purchase 450,000 shares at $5.31 per share, 22,000 shares at $16.75 per share, 40,000 at $5.61 per share, 200,000 at $7.20 per share, 100,000 shares at $6.01 per share, and 20,000 shares at $4.65 per share; (b) Mr. Birch has options to purchase 150,000 shares at $4.65 per share; (c) Mr. Fisher has options to purchase 75,000 shares at $5.10 per share and 5,000 shares at $4.65 per share; (d) Mr. Rohrer had options to purchase 5,000 shares at $8.69 per share, 30,000 shares at $8.69 per share, 5,000 shares at $7.20 per share, 15,000 shares at $5.07 per share and 5,000 shares at $4.65 per share; (e) Mr. Scully had options to purchase 1,500 shares at $4.82 per share, 40,000 shares at $4.65 per share, 5,000 shares at $6.32 per share, 7,500 shares at $6.10 per share, 5,000 shares at $7.20 per share and 5,000 shares at $4.65 per share; and (f) Ms. Schmelkin had options to purchase 25,000 shares at $5.08 per share, 2,500 shares at $6.10 per share, 25,000 shares at $10.07 per share, 5,000 shares at $7.20 per share, and 5,000 shares at $4.65 per share.

Severance Agreements

The Company has entered into severance, confidentiality and non-competition arrangements with Mr. Dow and certain of its executive officers.

Mr. Dow’s agreement provides for a non-competition period of two years following his resignation or termination by the Company for cause or for one year following termination by the Company without cause or due to disability. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Dow’s aggregate base salary for the twelve months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

Mr. Birch’s agreement provides that in the event that Mr. Birch’s employment is terminated without cause, he is entitled to receive severance pay equal to twelve months salary paid over a twelve month period. In the event that Mr. Birch’s position is eliminated in connection with a change of control of the Company, he is entitled to receive a lump sum payment equal to twelve months salary. While Mr. Birch is employed by the Company and for one year thereafter, he is prohibited from competing with the Company and soliciting its employees, customers, suppliers or other business relations.

Mr. Fisher’s agreement provides for a non-competition period of one year following the date of the termination of his employment. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Dow’s aggregate base salary for the six months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement

Mr. Rohrer’s agreement provides for a non-competition period of one year following the date of the termination of his employment. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Rohrer’s aggregate base salary for the six months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

Mr. Scully’s agreement provides for a non-competition period of two years following his resignation or termination by the Company for cause or for one year following termination by the Company without cause or due to disability. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Mr. Scully’s aggregate base salary for the six months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

Ms. Schmelkin’s agreement provides for a non-competition period of one year following the date of the termination of her employment. Severance payments are provided for in the event of termination without cause or due to a disability. Such severance payments equal Ms. Schmelkin’s aggregate base salary for the six months before termination. Customary ownership of intellectual property and confidentiality provisions are also contained in this agreement.

Compensation Deferrals and Retention Payment Program

On December 8, 2005, the Company’s Board of Directors voted to cancel the Company’s 2005 bonus program. In addition, the Company’s Senior Vice Presidents and Chief Executive Officer currently are taking a temporary 20% deferral in base pay, which began on February 1, 2006. The Company expects that such deferred compensation will be repaid in 2006.

On December 6, 2005, the Company announced a plan to reduce the size of its workforce, and on December 8, 2005, the Company’s Board of Directors also approved a retention payment program for those employees who remain with the Company through quarterly intervals in 2006. Payments under the retention program will be made quarterly and will be based on a percentage of each employee’s base compensation.

COMPENSATION OF DIRECTORS

Effective January 1, 2003, non-employee board members receive $1,000 for each Board meeting they attend in person, or $500 for each Board meeting they attend telephonically. Effective January 1, 2005 attendance at a committee meeting, other than committee meetings held on a regularly scheduled Board meeting day, are compensated at $500 per meeting.  The fee applies to both in person and telephonic committee meetings.  The directors of the Company are also reimbursed for reasonable travel expenses incurred in attending Board and Board committee meetings.  On the later of June 30 of each year or the day next following each annual meeting of stockholders of the Company, each non-employee director will receive an automatic option to purchase 8,000 shares of Common Stock.  These options will vest and become exercisable in four equal installments on the first day of each calendar quarter that the director serves on the Board of Directors after the date of grant.  Unless earlier terminated, forfeited, or surrendered pursuant to the plan, each option granted to non-employee directors will expire on the tenth anniversary date of the grant.  In addition, a newly elected non-employee director will also receive, upon his or her election to the Board, an option to purchase 5,000 shares of Common Stock under our 1996 Stock Awards Plan.

On July 6 2005, each non-employee director received an option to purchase 8,000 shares of Common Stock, at a strike price of $2.062 and having the terms described above.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee is or has been an officer or employee of the Company.  None of the executive officers serves, or served in 2005, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or the Compensation Committee.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK

Except as otherwise noted, the following table sets forth certain information as of March 20, 2006, as to the security ownership of those persons owning of record or known to the Company to be the beneficial owner of more than five percent of the voting securities of the Company and the security ownership of equity securities of the Company by (1) each of the directors of the Company, (2) each of the Named Executive Officers in the Summary Compensation Table and (3) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock referenced in the following table (including those shares of Common Stock which were issuable pursuant to the exercise of options which vest within 60 days of March 20, 2006) has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Except as indicated below, the address for each such person is c/o Aksys, Ltd., Two Marriott Drive, Lincolnshire, Illinois, 60069.

Name of Beneficial Owner	Beneficially Owned	Percentage Owned(1)
Durus Life Sciences Master Fund Ltd.(2)	21,498,118	66.2%
Fusion Capital Fund II, LLC(3)	2,170,543	6.8%
William C. Dow(4)	711,925	2.2%
Laurence P. Birch(5)	30,019	*
Jerry D. Fisher(6)	39,528	*
Lawrence A. Rohrer(7)	45,000	*
Thomas F. Scully(8)	64,649	*
Nancy S. Schmelkin(9)	42,500	*
Lawrence D. Damron(10)	260,849	*
Richard B. Egen(11)	94,500	*
Alan R. Meyer(12)	53,250	*
Brian J.G. Pereira(13)	21,333	*
Bernard R. Tresnowski(14)	68,250	*
All directors and executive officers as a group (13 persons)	1,721,553	5.1%

                * Less than one percent of the issued and outstanding shares of Common Stock of the Company.

      (1) Based upon the number of shares of Common Stock outstanding as of March 20, 2006.

      (2) As reported on a Schedule 13D filed with the Securities and Exchange Commission on March 13, 2006 by Durus Life Sciences Master Fund Ltd. Includes 281,454 shares of Common Stock subject to immediately exercisable outstanding warrants. The business address of the Durus Life Sciences Master Fund is c/o International Fund Services (Ireland) Ltd., 3rd Floor, Bishops Square, Redmonds Hill, Dublin 2, Ireland.

      (3) The business address of Fusion Capital Fund II, LLC is 222 Merchandise Mart Plaza, Suite 9-112, Chicago, IL 60654.

      (4) Includes 670,333 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

      (5) Includes 20,000 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

      (6) Includes 21,250 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

      (7) Includes 45,000 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

      (8) Includes 60,250 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

      (9) Includes 42,500 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

(10) Includes 249,460 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

(11) Includes 94,500 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

(12) Includes 53,250 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

(13) Includes 14,333 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

(14) Includes 68,250 shares of Common Stock subject to options presently exercisable or exercisable within 60 days.

Changes in Control

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Financing Activities.”

Item 13.                 Certain Relationships and Related Transactions.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Financing Activities.”

Item 14.                 Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors, upon the recommendation of its Audit Committee, has selected KPMG LLP (“KPMG”) to audit the consolidated financial statements of the Company for the year ending December 31, 2006. Representatives of KPMG LLP are expected to be present at the Annual Meeting for the purpose of making a statement, should they so desire, and respond to stockholder questions.

The following table sets forth fees for professional services rendered by KPMG LLP to us for the audit of our annual financial statement for the years ended December 31, 2005 and 2004, and fees for other services rendered by KPMG during those periods.

Fees	2005	2004
Audit fees	$510,000	$397,955
Audit-related fees	12,629	27,725
Tax fees	19,125	48,349
All other fees	—	—
Total	$541,754	$474,029

Audit Fees.   Annual audit fees relate to services rendered in connection with the audits of the consolidated financial statements, reviews of our quarterly reports on Form 10-Q and the audit of internal controls over financial reporting in 2004.

Audit-Related Fees.   Audit-related fees include fees for consultations concerning financial accounting and reporting matters, including review of registration statements filed with the SEC.

Tax fees.   Tax fees include fees for services rendered in connection with tax compliance, advice and planning.

All other fees.   There were no other fees in 2005 or 2004.

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by KPMG LLP. Under the policy, the Audit Committee must pre-approve services prior to the commencement of the specified service. All services provided by KPMG LLP have been pre-approved by the Audit Committee.

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

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

2.                Financial Statement Schedules.

None.

(b)          Exhibits.

See “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2006.

AKSYS, LTD.
By	/s/ LAURENCE P. BIRCH
Laurence P. Birch Chief Financial Officer and interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 28th day of April, 2006.

Signature	Capacity
/s/ LAURENCE P. BIRCH	Chief Financial Officer and interim President
Laurence P. Birch	and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
/s/ RICHARD B. EGEN	Chairman of the Board of Directors
Richard B. Egen
/s/ LAWRENCE D. DAMRON	Director
Lawrence D. Damron
/s/ ALAN R. MEYER	Director
Alan R. Meyer
/s/ BERNARD R. TRESNOWSKI	Director
Bernard R. Tresnowski
/s/ BRIAN J.G. PERIERA, MD	Director
Brian J.G. Periera, MD
Director
Shodhan Trivedi

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

4.4	Second Amendment to Rights Agreement, dated as of March 31, 2006, by and between Aksys, Ltd. and Computershare Trust Company N.A., as successor rights agent to EquiServe Trust Company, N.A.**
4.5

Note Purchase Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC (including Form of Unsecured Subordinated Promissory Note)(3)

4.6	Registration Rights Agreement, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC(3)
4.7	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of The Riverview Group, LLC(4)
4.8	Common Stock Purchase Warrant, dated as of June 30, 2003, issued in favor of Roth Capital Partners, LLC(4)
4.9	Registration Rights Agreement, dated as of January 13, 2006 between Aksys, Ltd. and Fusion Capital Fund II, LLC(12)
4.10	Form of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of Aksys, Ltd.(19)
4.11	Form of Investor Rights Agreement between Aksys, Ltd., Durus Life Sciences Master Fund Ltd. and Artal Long Biotech Portfolio LLC(19)
4.12	Form of Warrant Agreement between Aksys, Ltd. and the Warrant Agent(19)
10.1	Aksys, Ltd. 1993 Stock Option Plan(1)
10.2	Manufacturing Agreement, dated as of January 23, 1996, between the Company and Texas Medical Products, Inc.(1)
10.3	License Agreement, dated as of April 1, 1993, between the Company and Zbylut J. Twardowski(1)
10.4	License Agreement, dated as of April 1, 1993, between the Company and Cynthia P. Walters(1)
10.5	Form of Indemnification Agreement(1)
10.6	License Agreement, dated as of March 11, 1996, between the Company and Allergan, Inc.(1)
10.7	Lease for Property at Two Marriott Drive(5)
10.7(a)	First Amendment to Lease for Property at Two Marriott Drive, dated as of November 12, 2004 between Transwestern Great Lakes, L.P., and Aksys, Ltd.(11)
10.8	Severance, Confidentiality and Post-Employment Restrictions Agreement, dated as of October 4, 1999 Between the Company and William C. Dow(6)
10.9	Manufacturing Agreement, dated as of February 28, 2003, Between the Company and Peak Industries, Inc.(7)
10.10	Aksys, Ltd. 1996 Stock Awards Plan, as amended(8)
10.11	Aksys, Ltd. 2001 Employee Stock Purchase Plan(8)

10.12

Settlement Agreement and Mutual Release, dated as of February 23, 2004, by and among Aksys, Ltd., Durus Life Sciences Master Fund Ltd., Scott Sacane, Durus Capital Management, LLC, Durus Capital Management (N.A.), LLC and Artal Long Biotech Portfolio LLC(3)

10.13	Codevelopment and Licensing Agreement, dated as of June 21, 1999, between the Company and Teijin Limited(9)
10.14	Stock Purchase Agreement, dated as of January 7, 1998, between the Company and Teijin Limited(9)
10.15	Development and Licensing Agreement, dated as of November 21, 2000, with Teijin Limited(9)
10.16	Employment letter between Aksys, Ltd. and Laurence Birch(11)
10.17	Incentive Stock Option Agreement between Aksys, Ltd. and Laurence Birch dated as of February 28, 2005(13)
10.18	Research, Development and License Agreement among Aksys, Ltd., DEKA Products Limited Partnership and DEKA Research and Development Corp.dated as of October 24, 2005.(14)
10.19	Common Stock Purchase Agreement, between Aksys, Ltd. and Fusion Capital Fund II, LLC dated as of January 13, 2006(15)
10.20	First Amendment to Common Stock Purchase Agreement, between Aksys, Ltd. and Fusion Capital Fund II, LLC dated as of January 27, 2006 (16)
10.21	Securities Purchase Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006(17)
10.22	Bridge Loan Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006(17)
10.23	Bridge Guarantor Security Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006**
10.24	Bridge Security Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006**
10.25	Bridge Patent and Trademark Security Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006**
10.26	Subsidiary Guarantee between Aksys International Inc. and Durus Life Sciences Master Fund Ltd. Dated as of March 31, 2006**
10.27	First Amendment to Settlement Agreement and Mutual Release between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd. dated as of March 31, 2006**
10.28	Form of Loan Agreement between Aksys, Ltd. and Durus Life Sciences Master Fund Ltd.(19)
21	Subsidiaries of Aksys, Ltd.(10)
23	Consent of KPMG LLP*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

                * Filed herewith.

         ** Previously filed.

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