Form 10-Q
period 2006-03-31
AKSYS LTD
filed 2006-05-19
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer          ☐          Accelerated filer          ☐          Non-accelerated filer          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐    NO    ☒

The number of shares of Common Stock, $.01 Par Value, outstanding as of May 8, 2006 was 32,187,305.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,826,353	$534,954
Accounts receivable	207,260	338,369
Other receivables	219,830	7,615,607
Inventories	3,106,643	3,639,493
Prepaid and other expenses	2,235,189	150,390
Deposits with vendors, net	830,414	875,361
Total current assets	14,425,689	13,154,174

Restricted long-term investments	750,000	750,000
Leased assets, net	4,115,340	3,963,688
Property and equipment, net	1,109,299	1,222,572
Other assets	59,505	65,513
Total assets	$20,459,833	$19,155,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,376,550	$3,735,123
Accrued liabilities	4,303,323	3,173,161
Deferred revenue	76,591	114,120
Current portion of capital lease obligation	35,873	32,884
Short-term notes payable	5,000,000	—
Other liabilities	28,500	67,534
Total current liabilities	12,820,837	7,122,822
Other long-term liabilities	218,243	200,278
Notes payable	15,834,976	15,065,823
Capital lease obligations, less current portion	56,800	71,747
Total liabilities	28,930,856	22,460,670
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 32,177,574 and 29,972,911 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	321,776	299,729
Additional paid-in capital	189,107,754	187,185,871
Accumulated other comprehensive income	15,856	20,096
Accumulated deficit	(197,916,409)	(190,810,419)
Total stockholders’ deficit	(8,471,023)	(3,304,723)
Total liabilities and stockholders’ deficit	$20,459,833	$19,155,947

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three-month periods ended March 31,
	2006	2005
Revenue:
Product sales	$36,000	$108,500
Product rentals	232,403	128,644
Service and supplies	456,193	297,145
Total revenue	724,596	534,289

Cost of sales:
Product sales	383,677	738,420
Product rentals	301,634	1,446,268
Service and supplies	1,110,837	1,581,721
Total cost of sales	1,796,148	3,766,409

Operating expenses:
Research and development	1,702,775	2,036,968
Sales and marketing	708,325	1,247,125
General and administrative	2,923,646	2,334,693
Total operating expenses	5,334,746	5,618,786

Operating loss	(6,406,298)	(8,850,906)

Other income and expense:
Interest income	69,461	224,027
Interest expense	(769,153)	(371,873)
Total other income and expense	(699,692)	(147,846)
Net loss	(7,105,990)	(8,998,752)
Net loss per share, basic and diluted	$(0.22)	$(0.30)
Weighted average shares outstanding	31,863,293	29,901,167

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three-month periods ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,105,990)	$(8,998,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	—	1,249,933
Depreciation and amortization	412,289	305,863
Loss on disposal of assets	3,356	—
Non-cash interest expense	769,153	343,794
Issuance of warrants in exchange for services received	117,482	—
Equity compensation expense	190,257	—
Changes in assets and liabilities:
Accounts receivable	131,109	163,198
Other receivables	174,683	8,161
Inventories	28,653	(61,725)
Prepaid expenses and other assets	(861,116)	(166,818)
Deposits with vendors	44,947	(1,319)
Accounts payable	(358,573)	496,643
Deferred revenue	(37,529)	3,352
Accrued expenses and other liabilities	1,594,263	(240,317)
Net cash used in operating activities	(4,897,016)	(6,897,987)
Cash flows from investing activities:
Proceeds from maturities and sales of investments	7,221,094	7,561,279
Purchases of property and equipment	(39,571)	(125,139)
Net cash provided by investing activities	7,181,523	7,436,140
Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	5,000,000	—
Proceeds from issuance of common stock	18,850	46,395
Investment in capital lease	(11,958)	—
Net cash provided by financing activities	5,006,892	46,395

Net increase in cash and cash equivalents	7,291,399	584,548
Cash and cash equivalents at beginning of period	534,954	9,419,324
Cash and cash equivalents at end of period	$7,826,353	$10,003,872

Supplemental information relating to net cash flows from operating activities:
Non-cash transfers of inventories to leased assets and property and equipment	$504,197	$649,314
Issuance of shares related to financing commitment	1,217,675	—
Non-cash accruals	399,664	—

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)                          Basis of Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2005, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods. The operations for the three-month period ended March 31, 2006, are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2006, as amended on April 28, 2006.

Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform to the 2006 presentation.

The Company has revised its presentation of its consolidated statements of cash flows for the quarter ended March 31, 2005 to include non-cash inventory transfer activity as supplemental information rather than present the transfers of machines to leased assets and property and equipment as increases in cash flows from operating activities and decreases in cash flows from investing activities. The Company presents initial machine purchases as decreases in cash flows from operating activities. The Company does not consider the changes to be material to the March 31, 2005 consolidated financial statements.

(2)                          Revenue Recognition Policies

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

(3)                          Liquidity and Capital Resources

The Company’s capital requirements have been, and will continue to be, significant. The Company’s capital requirements will depend on many factors, including without limitation:

•       the cost of servicing and supporting PHD Systems in use;

•       manufacturing and associated costs;

•       costs associated with marketing, distribution, patient training and support networks;

•       continued progress in research and development; and,

•       the costs involved with protecting the Company’s proprietary rights.

During 2006, the Company expects to use approximately $17 to $19 million in its operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop the Company’s next generation product. The Company believes that cash and cash equivalents of approximately $7.8 million at March 31, 2006 as well as proceeds from its transaction with the Durus fund are only sufficient to finance its operations into early 2007.

In 2006, the Company will seek to raise the additional capital required to fund commercial activities beyond early 2007. There can be no assurance that the Company will be able to raise the capital it will need on terms acceptable to the Company, or at all. Also, due to the recent trading prices of the Company’s common stock, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of the Durus fund and the other existing stockholders.

The Company received a letter dated as of March 31, 2006, in which the Durus fund stated its intention, and confirmed its ability, to provide financing necessary to fund the Company’s operations at least through January 1, 2007. However, this letter does not represent a legally binding commitment of the Durus fund to provide the Company with any financing, and the letter further provides that there are no third party beneficiaries to the letter.

If the Company is unable to obtain additional financing on acceptable terms, its ability to operate its business will be materially and adversely impacted and its liquidity would be severely impaired, giving rise to substantial doubt regarding its ability to continue as a going concern beyond 2006. The Company has already taken certain steps to restructure its business to conserve cash, including a reduction in force during the fourth quarter of 2005. In the event the Company is not able to raise capital for operations beyond early 2007, it may need to take additional steps to reduce its operations.

(4)                          Stock-Based Compensation

The Company established a nonqualified stock option plan in 1993 (the “1993 Stock Option Plan”). In March 1996, the Company established the 1996 Stock Awards Plan (together with the 1993 Stock Option Plan, the “Stock Plans”) to provide incentive awards to directors, employees and other key individuals in the form of stock options, SARs, restricted stock and performance grants. At the time the 1996 Stock Awards Plan was established, the 1993 Stock Option Plan was terminated, except with respect to options then outstanding. Options are subject to graded vesting, generally ranging from one to four years, and generally expire after 10 years. At March 31, 2006, 758,438 shares have been reserved for future grants under the 1996 Stock Awards Plan.

Prior to January 1, 2006, the Company accounted for share-based compensation by applying the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair value method defined by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its share-based compensation. Accordingly, no compensation expense previously was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The Company’s Employee Stock Purchase Plan, (ESPP) qualified as a non-compensatory plan under APB No. 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment using the modified prospective transition method. Under this transition method, share-based compensation expense for the three months ended March 31, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value. Share-based compensation expense for all share-based payment awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), the Company’s modified ESPP is considered a compensatory plan and the Company is required to recognize share-based compensation expense for grants made under the ESPP. The Company recognizes its share-based compensation expense net of a forfeiture rate on a straight-line basis over the requisite service period of the award.

As a result of adopting SFAS 123(R) on January 1, 2006, the consolidated financial statements for the three-month period ended March 31, 2006 include $173,000 in share-based compensation expense that would not have been recorded had the Company continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share was increased by $0.01 per share for the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123(R).

Determining fair value

Valuation and amortization method  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

In the three month period ended March 31, 2006, there were no stock option grants. The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2005, was estimated using the following assumptions:

Three Months Ended March 31, 2005
Expected term	5 years
Volatility	96%
Risk-free interest rate	3.75%
Dividend yield	0.00%

Expected Term  The expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s share-based awards.

Expected Volatility The expected volatility is based on historical volatility of the Company’s common shares.

Risk-Free Interest Rate  The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury issues with a term equivalent to the expected term of the award.

Expected Dividend Yield  The expected dividend yield assumption is based on the Company’s anticipated dividends over the expected term.

In addition to the $173,000 of share-based compensation recognized as a result of the adoption of SFAS 123(R), during the quarter ended March 31, 2006, 20,000 options granted to one of the Company’s executive officers vested upon achievement of specific performance objectives. The value of these options was approximately $17,000, or $0.88 per option, and was calculated using the Black-Scholes option pricing model with the following assumptions: 5 year assumed term, 115.9% volatility, 4.75% risk free interest rate and 0% dividend yield. This executive officer also holds an additional 50,000 options that are currently unvested but are subject to vesting as other performance objectives are met. Compensation cost will be recognized if and when the performance objectives are probable of achievement.

Stock compensation expense

At March 31, 2006, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.

Stock options and awards activity

The following table summarizes information about stock options outstanding at March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2005	2,239,672	$6.38	—
Granted	—	—	—
Exercised	—	—	—
Expired or forfeited	67,342	$6.45	—
Options outstanding as of March 31, 2006	2,172,330	$6.06	5.6	$1,181
Options exercisable as of March 31, 2006	1,656,637	$6.31	5.4	$1,181

Other information pertaining to option activity is set forth below:

	For the Three Months Ended March 31,
	2006	2005
Weighted average grant-date fair value of stock options granted	—	$3.42
Total fair value of stock options vested	$190,257	$289,604
Total intrinsic value of stock options exercised	—	—

Pro-forma Disclosures

The pro-forma table below illustrates the effect on net loss and basic and diluted net loss per share for the three month period ended March 31, 2005, had the Company applied the fair value recognition provision of SFAS No. 123 to share-based compensation (in thousands, except per share amounts):

Three-month period Ended
March 31, 2005
Net loss as reported	$(8,998,752)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(289,604)

Pro-forma net loss	$(9,288,356)

Basic and diluted loss per share as reported	(0.30)
Pro forma basic and diluted loss per share	$(0.31)

Employee Stock Purchase Plan

On April 26, 2001, the Company established the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”) covering all employees. The 2001 Stock Purchase Plan allows employees to purchase Company common stock at a 15% discount to market, based on eligible payroll deductions. A total of 250,000 shares of common stock were reserved for issuance under the 2001 Stock Purchase Plan. As of March 31, 2006, there were 26,581 shares remaining under the 2001 Stock Purchase Plan. The compensation expense associated with the 15% discount on shares purchased through the 2001 Stock Purchase Plan was approximately $3,000 for the quarter ended March 31, 2006.

(5)                          Net Loss Per Share

Net loss per share is based on the weighted average number of shares outstanding with common equivalent shares from stock options and warrants excluded from the computation because their effect is antidilutive. At March 31, 2006 and 2005, the number of common equivalent shares from stock options and warrants excluded from the computation were 3,271,260 and 3,482,834, respectively.

(6)                                 Comprehensive Loss

The Company follows SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes net income (loss), foreign currency translation adjustments and unrealized gains or losses on available for sale securities.

	Three – Month Period Ended March 31, 2006	Three – Month Period Ended March 31, 2005

Net loss	$(7,105,990)	$(8,998,752)
Unrecognized loss on available-for-sale securities	—	(68,100)
Foreign currency translation adjustment	(4,240)	(6,917)
Total Comprehensive Loss	$(7,110,230)	$(9,073,769)

(7)                                 Inventories

Inventories are stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.

	March 31, 2006	December 31, 2005

PHD machines – finished goods	$951,600	$1,500,600
PHD machines – spare parts	1,158,912	1,202,485
Consumables	539,567	411,745
Raw materials	456,564	524,663
	$3,106,643	$3,639,493

The cost of producing the PHD System is currently in excess of its market price. During the quarter ended March 31, 2006, no PHD machines were produced and purchased since inventory levels were sufficient to meet demand. In the first quarter of 2005, an inventory adjustment of $4,000 was recorded as product sales cost of sales to properly value the machines produced and purchased at the lower of cost or market.

At March 31, 2006, and December 31, 2005, the Company’s reserve for excess and obsolete parts inventory was $972,000. During the first half of the year ended December 31, 2005, the Company estimated that certain production parts, purchased by the manufacturer of the PHD machine on the Company’s behalf, had become obsolete. At that time, the Company had a deposit with the manufacturer and a reserve of $1,076,000 as a short-term liability to properly value the underlying parts. The Company purchased $1,977,000 of these production parts during the quarter ended September 30, 2005, applied their cost against the deposit and reclassified $851,000 of the liability to properly value inventory on hand. No parts were consumed during the quarter ended March 31, 2006 and the amount of the reserve was unchanged from the balance at December 31, 2005.

The Company does not currently manufacture any component of the PHD System or related consumables. With respect to the PHD System, the Company has contracted with Delphi Medical Systems (“Delphi”), a contract manufacturer of medical devices, to assemble and produce the dialysis machine. Delphi specializes in the custom manufacturing of medical instrumentation and is certified to ISO 13485 for manufacture of such products. ISO 13485 is an internationally recognized quality systems standard for the medical device industry. Delphi is also FDA registered and quality system regulations (“QSR”) compliant. The contract automatically renews each February on an annual basis unless six-month advance notice is provided by either party to terminate the contract or a party exercises its right to terminate for breach or under certain other circumstances.

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

On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on the Company’s relationship with Delphi is unclear. The Company has a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory located at Delphi’s warehouses. In addition, as of March 31, 2006, the Company had a cash deposit with Delphi of $1,432,000 as security for certain purchase obligations. The Company has recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, the Company is pursuing the full value of the deposit.

The Company will continue to monitor the potential impact of the bankruptcy on its business and financial relationship with Delphi (including its inventory and deposit relationship).

(8)                                 Long-lived Assets

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

The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. In accordance with SFAS No. 144, long lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

All machines purchased by the Company are first recorded as inventory since their ultimate use is not determined upon completion of production. Upon determination of use, the Company transfers the assets from inventory to either leased assets or property and equipment depending on whether they are to be leased to customers or used as demonstration models or for internal testing and training.

In 2005, the Company determined that a design flaw required certain PHD machines to be replaced throughout 2006, before the end of their previously estimated useful life. This change required an impairment analysis to be performed in accordance with SFAS No. 144. The estimated undiscounted future cash flows generated by these machines were less than their carrying values. The Company recognized an impairment charge of $1,370,000, representing the difference between the carrying amount and the fair value, determined using the expected present value of future cash flows, as set forth in FASB Concepts Statement No. 7. The new asset value is being amortized over the remaining life. The impaired rental machines, which will be taken out of service and replaced with a new model of the machine, will be disposed of, as they have no resale or residual value. Additionally, the Company has revised the useful life of similar machines classified within property and equipment, which are utilized for internal training and testing purposes, and depreciation has been accelerated on these machines.

(9)                                 Accrued Liabilities

As of March 31, 2006 and December 31, 2005, the total of accrued liabilities was $3,603,000 and $3,173,000, respectively. The details of the balances are identified in the following table.

	Balance at
	March 31, 2006	December 31, 2005
Accrued vendor expenses	$1,374,243	$260,645
Accruals relating to original Durus settlement	750,000	1,149,664

Accrued wages and bonuses	781,909	249,634
Accrued royalties	95,515	112,500
Accrual for warranty and obsolescence	1,301,656	1,400,718

Total	$4,303,323	$3,173,161

Accrued wages and bonuses includes accrued severance for William Dow, former President and Chief Executive Officer of the Company, of approximately $383,000.

(10)                          Contractual Obligations

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

In 2005, the Company estimated that $1,076,000 of certain production parts had become obsolete and increased the reserve to properly value the deposit. As the Company purchases and obtains title to production parts, the cost is applied to the deposit balance and the associated short-term liability is reclassified to properly value inventory on hand.

During 2005, the Company purchased $1,977,000 of these production parts from Delphi, bringing the balance of the deposit to $1,432,000. Of the parts purchased by the Company, $526,000 were used in manufacturing, $926,000 were obsolete and $525,000 remained in inventory to be used in future manufacturing or as spare parts.  A portion of the corresponding reserve on the deposit, $851,000, was transferred from short-term liabilities to properly value this inventory at December 31, 2005.

Delphi used approximately $928,000 of the parts in manufacturing during the third and fourth quarters of 2005. There was no manufacturing activity and no production parts used in the quarter ended March 31, 2006. The remaining parts, approximately $504,000, are available to be used in future production or as spare parts; however, some parts have been identified as excess or obsolete and a reserve of $226,000 remained as a short-term liability as of March 31, 2006.

During 2005, Delphi purchased additional parts to be used on the Company’s behalf. The Company may have an obligation to purchase some or all of these parts in the future and has not given Delphi a deposit for them. The total amount of parts purchased by Delphi as of March 31, 2006 is approximately $3,432,000.

Under the Research, Development and License Agreement with DEKA (see Note 13, Stockholder’s Deficit and Notes Payable), the Company may terminate the agreement on 90 days advance notice. During the 90 day notice period, the Company will continue to reimburse DEKA, but the monthly reimbursement amount will not exceed the average rate of the prior three months. As of March 31, 2006, the contractual obligation to DEKA was $500,000.

(11)                          Product Warranty

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

The following table identifies the Company’s product warranty activity through March 31, 2006:

Product Warranty	Amount
Product warranty liability as of December 31, 2005	1,175,168
Costs incurred during the quarter ended March 31, 2006	(99,062)
Product warranty liability as of March 31, 2006	$1,076,107

(12)                          Line of Credit and Letter of Credit

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

As of March 31, 2006, the Company held a letter of credit secured by cash equivalents in the amount of $750,000 as a security deposit on the building lease which is classified as a restricted long-term investment

(13)                   Stockholders’ Deficit and Notes Payable

Transactions with the Durus fund

Securities Purchase Agreement

On March 31, 2006, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with the Durus Life Sciences Master Fund Ltd. (“the Durus fund”) pursuant to which the Durus fund, at a subsequent closing, in exchange for $5 million principal amount of outstanding notes held by the Durus fund, will acquire newly issued shares of the Company’s Series B Preferred Stock, $0.01 par value, convertible into 5 million shares of the Company’s common stock at a conversion price of $1.00 per share and warrants to purchase 5 million shares of the Company’s common stock at an exercise price of $1.10 per share. The Series B Preferred Stock has voting rights, and the Durus fund will be entitled to vote, on an as converted basis, together with the holders of the Company’s common stock as a single class with respect to any matter upon which holders of the Company’s common stock have the right to vote (provided, however, that for voting purposes, the conversion price of the Series B Preferred Stock is equal to the closing price of the common stock on the Nasdaq Capital Market on the date of the Securities Purchase Agreement). In addition, holders of the Series B Preferred Stock shall be entitled to elect one (1) director to the Company’s Board of Directors. As the only holder of the Series B Preferred Stock immediately following the closing of the Securities Purchase Agreement, the Durus fund alone shall exercise this right, along with the Durus fund’s right to designate a majority of the members of the Company’s Board of Directors under the terms of the Investor Rights Agreement described below. The Company’s shares of Series B Preferred Stock will have an aggregate liquidation preference of $5 million, accrue dividends at the rate of 10% per annum and become redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B Preferred Stock then outstanding or at the option of the Durus fund at an earlier date upon the occurrence of specified trigger events. The Company is required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B Preferred Stock prior to taking certain actions.

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

Loan Agreements

At the time of entering into the Securities Purchase Agreement, the Company also entered into and closed a bridge loan agreement (“Bridge Loan Agreement”) with the Durus fund, pursuant to which the Durus fund lent $5 million in cash to the Company in exchange for $5 million in principal amount of its senior secured notes (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 7% per annum, and the entire principal amount of the Bridge Notes is due and payable on January 1, 2007, unless prepaid or rolled over into longer term senior secured notes of the Company as contemplated by the Securities Purchase Agreement. The Bridge Loan Agreement contains a number of reporting and other affirmative and negative covenants, including operational controls over expenditures, which may be exercised by the Durus fund. To secure its obligations under the terms of the Bridge Loan Agreement and the Bridge Notes, the Company has granted the Durus fund a security interest in all of its property, including its intellectual property.

At the closing of the Securities Purchase Agreement, the Durus fund will enter into a new loan agreement (“Loan Agreement”) with the Company pursuant to which the Durus fund will exchange the Bridge Notes (plus accrued interest thereon) and approximately $10.8 million in principal amount of outstanding notes held by the Durus fund for approximately $15.8 million in aggregate principal amount of the Company’s senior secured notes bearing interest at 7% per annum and payable in full on December 31, 2007 (the “Loan Notes”). Under the Loan Agreement, the Durus fund will also make available to the Company a $5 million standby line of credit until December 31, 2006, which line of credit can be used by the Company to fund its ongoing operations if it is unable to obtain financing from other sources and various funding conditions are satisfied. The Loan Agreement contains a number of affirmative and negative covenants and grants certain operational controls over expenditures to the Durus fund. The Company’s obligations under the Loan Agreement and the Loan Notes will also be secured by a security interest in all of its property, including its intellectual property.

Other Actions

The Company undertook and agreed to undertake certain actions in connection with the entering into and closing of the Securities Purchase Agreement.

Amendment of Settlement Agreement and Rights Agreement.   On March 31, 2006, the Company amended the settlement agreement previously entered into with the Durus fund and Artal Long Biotech Portfolio LLC (“the Artal fund”), which is described below, to release the Durus fund and the Artal fund from certain standstill and other restrictive covenants contained therein, including to eliminate the requirement that the Durus fund significantly reduce its ownership of shares of the Company’s common stock by May 2006, and to terminate the proxy granted to the Company by the Durus fund under the terms of the settlement agreement, which proxy granted the Company the power to vote the Durus fund’s 21,216,664 shares of the Company’s common stock in proportion to the votes cast by other holders of shares of common stock in matters requiring a stockholder vote. By releasing the Durus fund from the standstill restrictions in the settlement agreement, the Durus fund is free to acquire the shares of Series B Preferred Stock and the warrants at the closing of the Securities Purchase Agreement and to exercise the option to acquire additional shares of Series B Preferred Stock and warrants, as provided in the Securities Purchase Agreement, and the Durus fund is no longer prohibited from acquiring more shares of common stock or other securities of the Company or making any solicitation of proxies regarding the voting of shares of common stock. In addition, in connection with the entering into of the Securities Purchase Agreement, the Company took action to amend its Rights Agreement to exempt from the application thereof the transactions contemplated by the Securities Purchase Agreement, and to eliminate the Rights Agreement.

Appointment of Durus Fund Designee to the Company’s Board of Directors and Appointment of New CEO.   At the time of the execution and delivery of the Securities Purchase Agreement, the Board of Directors of the Company increased the size of the Board to seven and appointed Shodhan Trivedi, a member of the board of directors of the Durus fund, and Laurence P. Birch to the Company’s Board of Directors. The Company’s Board of Directors also replaced William Dow with Laurence Birch as interim President and Chief Executive Officer of the Company.

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

The Investor Rights Agreement also grants the Durus fund and the Artal fund certain registration rights with respect to the sale of shares of common stock into the open market, as well as providing that the Durus fund shall have a right of first refusal in the event that the Company proposes to sell itself, or greater than 30% of its fully diluted capital stock, to a third party, or the Company otherwise accepts a bona fide offer from a third party to acquire the Company or such number of shares of the Company’s capital stock, on the same terms and conditions, including price, as the terms and conditions applying to the third party. The Investor Rights Agreement will require the Company to use its best efforts to register the shares held by the Durus fund and the Artal fund in one or more shelf registration statements and to keep these registration statement(s) effective until the earlier of (i) the date as of which the Durus fund and the Artal fund may sell all of their securities in any period of three months under Rule 144 of the Securities Act of 1933, as amended, and (ii) the date on which the Durus fund and the Artal fund shall have sold all of their securities covered by the registration statement. The Investor Rights Agreement will amend and supersede the Registration Rights Agreement, which the Company previously entered into with the Durus fund in February 2004.

Prior Settlement Agreement

In February 2004, the Company settled certain claims it had against the Durus fund and other defendants with the signing of a settlement agreement.  The Company had filed a lawsuit in August 2003 after learning that the Durus fund, Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital (N.A.), LLC (“Durus Capital (N.A.)”), and the Artal fund had acquired over 70% of the Company’s outstanding common stock.  In January 2004, the Company settled the Section 16(b) claim against the defendants for $4.6 million, one count of the three-count complaint filed by Aksys against the defendants in U.S. District Court in Connecticut.  In February 2004, the Company settled all other claims against the Durus fund and other defendants, and received a settlement payment of $34.1 million, of which $16.1 million was in exchange for non-interest bearing unsecured promissory notes. In particular, the Durus fund purchased from the Company a note for $15.8 million and the Artal fund purchased from the Company a note for $0.3 million (collectively, the “Notes”). In May 2004, the Company received an additional settlement payment of $10.0 million in connection with the effectiveness of a registration statement that was filed with the SEC covering the securities owned by Durus fund and the Artal fund.

The Company has recorded a liability for services provided by an investment banking firm in relation to the Durus Settlement. The amount to be paid to the investment banking firm, if any, has not been determined.

The $22.6 million cash payment received in the first quarter of 2004, and the $10.0 million received during the second quarter of 2004 from the Durus settlement were considered to be capital contributions and were recorded as an increase to additional paid-in capital. The Company also received $16.1 million for the Notes. The Company imputed an interest rate of 10%, and discounted the Notes to $12.6 million. The $3.5 million discount on the Notes was also recorded as an increase to additional paid-in capital.

The outstanding Notes are subordinated and junior in right of payment to all of the Company’s creditors, including trade creditors, and do not bear interest. The Company may repay the Notes in cash at any time. The Company also is entitled to use shares of its common stock to repay the principal amount owing under the Notes in certain circumstances.

As discussed above, upon closing of the financing transaction with the Durus fund, approximately $15.8 million of the outstanding Notes will be converted into preferred stock or new notes. In anticipation of the closing, the Company accelerated the amortization of the discount on the outstanding notes in the quarter ended March 31, 2006. The amount of non-cash interest recognized in the first quarter was approximately $769,000, of which approximately $389,000 was accelerated and $380,000 was the first quarter’s interest expense.

Common Stock Purchase Agreement with Fusion Capital Fund II, LLC

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

In connection with the Fusion Capital Agreement, in January 2006, the Company issued 2,170,543 shares of common stock to Fusion Capital as a commitment fee. Such shares were issued in reliance upon exemption from registration provided by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The Company has recorded $1,276,215 in prepaid and other expenses associated with the Fusion Capital Agreement. These costs consist of the cost of the shares issued to Fusion Capital and external professional fees associated with the transaction. To the extent that funding is obtained, the Company will reduce the prepaid and other expenses against additional paid-in capital until the full amount is utilized.

Issuance of Common Stock and Warrants

On November 1, 2005, the Company entered into a Research, Development and License Agreement (the “Research, Development and License Agreement”) with DEKA Products Limited Partnership and DEKA Research and Development Corp. (“DEKA”).

Under the Research, Development and License Agreement, DEKA will develop a next generation product for the Company consisting of certain hemodialysis equipment and related solution preparation processes.  DEKA will be compensated for its development work on a cost plus basis, which will be generally determined based upon DEKA’s costs incurred and hours spent on the project.  The Company made payments to DEKA of approximately $1,625,000 for services performed through March 31, 2006.  The Company is required to make payments to DEKA of approximately $150,000 per month, subject to periodic reconciliation to DEKA’s actual costs incurred and hours spent pursuant to the project.  The Company retains the right to terminate this development work at any time.  In addition, the Company will pay DEKA royalties based upon a percentage of net sales of products developed under the Research, Development and License Agreement (the “Product”) with the applicable percentage based upon the number of patients using such Product.

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

The Research, Development and License Agreement provided for the issuance to DEKA of warrants to purchase 350,000 shares of the Company’s common stock.  The warrants become exercisable upon achievement of the following milestones: (i) 100,000 warrant shares shall vest upon a concept freeze of the Product (ii) 100,000 warrant shares shall vest upon a prototype being built for the Product (iii) 100,000 warrant shares shall vest upon transfer of the Product to a manufacturer and (iv) 50,000 warrant shares shall vest upon commercial shipment of the Product.  The warrants have a term of ten years.  If specified dates that are targeted for reaching milestones in the Research, Development and License Agreement are not achieved, warrants to purchase up to 120,000 shares of the Company’s common stock may be forfeited by DEKA. If the milestones are not achieved, no warrants will vest.

On March 31, 2006, DEKA achieved the first milestone, concept freeze of the Product, and warrants to purchase 100,000 shares of the Company’s common stock vested pursuant to this portion of the warrants grant. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The related expense of $117,000 was recorded as research and development expense during the first quarter of 2006.

The exercise price of the warrants is $1.62 per share, the average of the high and low trading price of the Company’s common stock on the Nasdaq National Market System on the date of execution of the Research, Development and License Agreement. In accordance with EITF 96-18,

Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, as the exercisability of the warrants is dependent on the achievement of counterparty performance, no expense was recorded for the year ended December 31, 2005 and no additional expense will be recorded until other milestones have been met.

(14)                          Restructuring

In the fourth quarter of 2005, the Company executed a reduction in force, eliminating 44 positions across all areas of the Company. All employees were notified of their termination on December 6, 2005 and their employment was terminated on that day. This reduction in force was designed to significantly reduce the Company’s cash burn rate, and provide a more focused resource allocation. The Company paid $125,000 for severance payments during the fourth quarter of 2005 in connection with this reduction in force. A short-term accrual of $36,000 was recorded at December 31, 2005 representing the remaining severance payments, which were made by the end of the first quarter of 2006. The total restructuring charges recorded during 2005 were $161,000.

Concurrent with the reduction in force, the Company’s Senior Vice Presidents and Chief Executive Officer agreed to take a temporary 20% deferral of base pay beginning February 1, 2006. Additionally, the Company cancelled the 2005 bonus plan for all employees and executive officers. The Company put a bonus plan in place for employees whose employment continues through each quarter of 2006, with the quarterly payment based on a percentage of each employee’s base compensation. The total amount of payments for 2006 is expected to be approximately $582,000. First quarter payments totaling $103,000 were made on March 31, 2006. In addition, a short term accrual of $47,000 was recorded as of March 31, 2006 to reflect the deferred salary.

(15)                          Geographic Concentration

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

	Revenue Three-Month Period Ended March 31,		Total Assets As of
	2006	2005	March 31, 2006	December 31, 2005
United States	$674,595	$498,209	$20,289,338	$18,888,381
United Kingdom	50,000	36,080	170,495	267,566

Total	$724,596	$534,289	$20,459,833	$19,155,947

The Company’s largest customers, DaVita, the Dialysis Centers of Lincoln and Greenfield Health Systems accounted for 21%, 10% and 8%, respectively, of revenues (by dollar volume) for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, the Company’s largest customers, the Dialysis Centers of Lincoln, Northwest Kidney Center and Kaiser Hospital accounted for 19%, 11% and 8%, respectively, of revenue. All of these customers are located in the United States.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Overview

We were founded in January 1991 to provide hemodialysis products and services for patients suffering from end stage renal disease, or ESRD. We have developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. During the quarter ended September 30, 2002, we commenced commercial activities and were no longer considered to be in the development stage. We have not been profitable since we commenced operations and we expect to incur additional losses in the foreseeable future.

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

During 2004 and 2005 we were pursuing a number of initiatives designed to help attract new patients, reduce manufacturing costs, improve machine performance and reduce service costs. During this period, we increased the size of our sales team and started several programs to attract clinics and patients. Significant resources were also being devoted to improving machine performance, with the goal of reducing the frequency of service calls and reducing service costs. In addition, the cost structure for production of the PHD System exceeded and continues to exceed its market price.

Since our cost structure exceeded the level required by our near term revenue opportunities, on December 6, 2005 we announced a plan to realign our service network by designating geographic operating districts (which we refer to as “PODS” or “PHD operating districts”), which have shown the highest adoption rates for the PHD System. The plan includes several operational changes designed to significantly reduce our cash burn rate and provide a more focused resource allocation. We are focusing our sales and servicing efforts on these target markets. While our decision to realign our operating model through the designation of various PHD operating districts may strengthen our relationships with patients and clinics within designated areas, it may adversely affect some of our relationships outside of those areas.

In addition, as part of this plan, we eliminated 44 positions across all areas of the Company. This reduction in force as part of our new strategy could result in the failure to meet additional development and cost reduction milestones for the current or next-generation PHD System.  If we are unable to meet these milestones on a timely basis, our business and future prospects would be materially adversely affected.  In addition, this new strategy requires that we focus on maintaining, developing or expanding our relationships with a limited number of existing clinics located in core operating districts.  If we are unsuccessful in our efforts to maintain, develop or expand these relationships, our future revenues will likely materially decrease and our business would be materially adversely affected.

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

Service and supplies revenue and cost during the period ended March 31, 2006, directly relate to the number of PHD Systems in use. As of March 31, 2006, there were 162 patients on the PHD System. Service and supplies revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, which is not dependent on service time incurred or materials used. Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians.

Aksys has programs with eight of the top ten dialysis providers in the United States, and an increasing number of doctors and clinic administrators are interested in home treatment programs. One trend we are watching in our industry, however, is the consolidation of major providers. Ownership of dialysis clinics in the United States is highly concentrated and is expected to become further concentrated in the near future. Giving effect to DaVita’s recent acquisition of Gambro’s dialysis business and, Fresenius’ recent acquisition of Renal Care Group’s dialysis business, DaVita and Fresenius control approximately 28% and 35% of the United States dialysis clinics, respectively. Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates or by competitors of Aksys with whom DaVita or Fresenius may have contractual relationships. Aksys’ ability to market the PHD System to a significant percentage of the dialysis clinics will depend on its ability to continue to develop and maintain relationships with one or both of these companies.

The Company’s largest customers, DaVita, the Dialysis Centers of Lincoln and Greenfield Health Systems accounted for 21%, 10% and 8%, respectively, of revenues (by dollar volume) for the quarter ended March 31, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe that the critical accounting policies and estimates that require complex judgments and estimates used in the preparation of our consolidated financial statements are: revenue recognition, accrued liabilities and contingencies, product warranty, valuation of inventories, impairment of long-lived assets and deferred tax asset valuation. For additional information on critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 14, 2006, as amended on April 28, 2006.

Comparison of Results of Operations

Net loss for the three-month period ended March 31, 2006 was $7,106,000 ($0.22 per share), compared with $8,999,000 ($0.30 per share), for the three-month period ended March 31, 2005. The factors contributing to the decrease in net loss are discussed below.

We have reduced our costs of sales and total operating expenses through extensive cost-cutting measures, including a reduction in force that occurred in the fourth quarter of 2005. Additionally, revenues from product rentals and service and supplies have increased for the first quarter of 2006, as compared to the first quarter of 2005.

We have continued to experience net losses, as the cost to manufacture the PHD system exceeds its selling price, and our cost to service and supply active machines on a per-unit basis exceeds the per-unit revenue generated by those machines. The first full year in which we recorded sales was 2003. We expect to rely primarily on reductions in the production and service costs of the PHD System in order to realize a positive gross margin on sales. We expect to reduce our service costs by controlling the geographic dispersion of our machines. This will require our service technicians to travel less and be more efficient. We completed cost reductions to the PHD System in late 2003 that reduced the cost of the machine by approximately 25%. We continue to work diligently to achieve manufacturing and service cost reductions on the PHD System. However, these cost reduction plans and efforts may not be successful, and we may not be able to achieve a positive gross margin on product sales or service of the PHD System in the future.

Additional details as to our financial performance are discussed below.

Clinic Partnership Agreements  We added one clinic partnership agreements in the three-month period ended March 31, 2006, bringing the total number of signed partnership agreements to 56. The activity level under our agreements varies from clinic to clinic and may decrease or stop at clinics outside of our designated PHD operating districts. Some agreements are associated with multiple clinics and have several patients using the PHD System. Conversely, some of our agreements may not be associated with any patients because they are new and are beginning to develop the patient base, while other agreements may be inactive. We consider an agreement to be inactive if there have not been any patients for six months and we do not foresee adding any patients in the near future. A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge. A customer may also enter into a short-term rental agreement. In order to qualify for Medicare reimbursement, the customer must become home certified. We provide training to the nurses in the clinics where the patients’ nephrologist is located. The nurses at the clinic then provide training to patients. Our technicians and nurse educators are available for consultation during patient training.

Revenue. Consolidated changes to revenue, by category, are summarized in the following table.

	March 31, 2006	March 31, 2005	$ Change	% Change
Product sales	$36,000	$108,500	$(72,500)	(67)%
Product rentals	232,403	128,644	103,759	81%
Service and supplies	456,193	297,145	159,048	54%
Total revenue	$724,596	$534,289	$190,307	36%

For the three-month period ended March 31, 2006, revenue was $725,000, a 36% or $190,000 increase from revenue of $534,000 for the three-month period ended March 31, 2005. Revenue generated from sales of the PHD System was $36,000 for the quarter ended March 31, 2006, a decrease of 73,000 or 67% from $109,000 for the quarter ended March 31, 2005. Revenue from units sold in the first quarter of 2006 in the United States and United Kingdom was $36,000 and zero, respectively. In the first quarter of 2005, revenue from units sold in the United States and United Kingdom was $108,500 and zero, respectively. While there have been no material changes to our sales price per unit, the number of units sold varies greatly from quarter to quarter as we are still in the early commercialization stages of the PHD System. Increased competition in the home hemodialysis market has contributed to the increase in rentals and decrease in sales of our machine over the past year. Our customers expect to have the choice of whether to purchase or rent the PHD System, and in an effort to gain market acceptance of our relatively new product, we allow customers to choose rental arrangements. Rentals are made pursuant to short-term and long-term operating leases. We maintain ownership of the units and classify them as leased assets. The expectation is that over time some of these rentals may convert to sales. Rental revenue for the three-month period ended March 31, 2006 was $232,000, an increase of $104,000 or 81% from

$129,000 for the prior-year period. During the first quarter of 2006 in the United States and United Kingdom, we recognized $230,000 and $2,000, respectively, of rental revenue from operating leases. The first quarter of 2005, we recognized rental revenue from operating leases of $127,000 in the United States and $2,000 in the United Kingdom

Product revenue from units sold is recorded when the PHD System has been installed and a patient has started training whereas rental revenue from operating leases is recognized over the duration of the lease, starting when the machine is installed and the patient starts training. As a result, changes in the number of units sold will have a more immediate impact on revenue than changes in the number of rental units. We will continue to extend renting as an option to our customers as we continue to work to increase market acceptance of our product.

The Company’s largest customers, DaVita, the Dialysis Centers of Lincoln and Greenfield Health Systems accounted for 21%, 10% and 8%, respectively, of revenues (by dollar volume) for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, the Company’s largest customers, the Dialysis Centers of Lincoln, Northwest Kidney Center and Kaiser Hospital accounted for 19%, 11% and 8%, respectively, of revenue.

As discussed above, in the fourth quarter of 2005, we began to execute a new strategy to significantly reduce our cash burn rate and provide a more focused resource allocation. In particular, we began to realign our service network by designating geographic operating districts, or PODS, which have shown the highest adoption rates for the PHD System. The plan includes several operational changes designed to significantly reduce our cash burn rate and provide a more focused resource allocation. We are focusing our sales and servicing efforts on these target markets. While our decision to realign our operating model through the designation of various PHD operating districts may strengthen our relationships with patients and clinics within designated areas, it may adversely affect our relationships outside of those areas. As part of this new strategy, we eliminated 44 position across all areas of the Company.

While there has been no material changes to our monthly rental price over the past two years, rental revenue and service and supplies revenue has increased as our patient base has continued to grow. Service and supply revenue is generated from patient utilization of each machine we have sold or rented. The following table shows patient count by quarter. The number of patients decreased during the first quarter of 2006, as compared to the fourth quarter of 2005 because of our new focused approach to sales and servicing of machines, which resulted in some patients outside of our PODs stopping their use of the PHD System.

Date	Number of Patients
December 31, 2004	121
March 31, 2005	126
June 30, 2005	149
September 30, 2005	163
December 31, 2005	179
March 31, 2006	162

The number of patients using the PHD System reflected in the table above includes patients using the PHD System as a result of either a sale or a rental transaction. Sales were made pursuant to an agreement with a third party leasing provider who leases directly to the dialysis provider, or made directly by Aksys to the customer.

Although the total number of patients decreased in the quarter ended March 31, 2006 because we have not replaced patients that stopped using the PHD System in non-POD areas as part of our new strategy, the net number of patients within areas designated as PODS increased in the first quarter.  As a result, we achieved, as we had anticipated, a further concentration of the PHD patient base in the markets in which we are focused.  We expect that our total number of patients will continue to decline in the near term as we focus on the POD strategy, but we also expect that we will continue to see improvements in patient counts in our POD areas.

Service and supplies sold directly relate to the PHD Systems in use. Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, or sold as individually priced items. Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians. Service and supplies revenue totaled $456,000 for three-month period ended March 31, 2006, an increase of $159,000, or 54%, from $297,000 for the three-month period ended March 31, 2005. The increase in revenue is attributed to the growth in product placement and service and supply agreements. Service and supplies revenue in the United States and United Kingdom for the first quarter of 2006 was $408,000 and $48,000, respectively. For the first quarter of 2005, service and supplies revenue in the United States and United Kingdom was $263,000 and $34,000, respectively.

We are not dependent upon reimbursement from insurance providers as a source of revenue. Rather, we generate revenue from dialysis centers, which provide dialysis services through the use of the PHD System. However, the dialysis center is reimbursed on a per treatment basis by the insurance provider. Accordingly, reimbursement rates may influence customers’ demand for our product and our pricing of the PHD System and related supplies and service.

Cost of sales. Total cost of sales for the three-month period ended March 31, 2006 was $1,796,000 compared to $3,766,000 in the three-month period ended March 31, 2005, a decrease of $1,970,000 or 52%.

A summary of cost of sales is presented in the following table.

	March 31, 2006	March 31, 2005	$ Change	% Change
Product sales	$383,677	$738,420	$(354,743)	(48)%
Product rentals	301,634	1,446,268	(1,144,634)	(79)%
Service and supplies	1,110,837	1,581,721	(470,884)	(30)%
Total cost of sales	$1,796,148	$3,766,409	$(1,970,261)	(52)%

Product sales cost of sales. Product sales cost of sales was $384,000 for the three-month period ended March 31, 2006, a decrease of $355,000 or 48% from $738,000 for the three-month period ended March 31, 2005. During the first quarter of 2006, our product sales decreased as compared to same prior-year period. We realized a cost savings of approximately $144,000 from the cost-cutting measures and reduction in force implemented in the fourth quarter of 2005. Additionally, we performed rework on some PHD machines in the first quarter of 2005 and did not perform any rework in the comparable period of 2006.

We have contracted with Delphi Medical Systems (“Delphi”), a contract manufacturer of medical devices, to assemble and produce the dialysis machine.

On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain component inventory that is located at Delphi’s warehouses. In addition, as of March 31, 2006, we had a cash deposit with Delphi of $1,432,000 as security for certain purchase obligations. We have recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, we are pursuing the full value of the deposit.

We will continue to monitor the potential impact of the bankruptcy on our business and financial relationship with Delphi (including our inventory and deposit relationship).

Product rental cost of sales. Product rentals cost of sales was $302,000 for the three-month period ended March 31, 2006, a decrease of $1,145,000 or 79% from $1,446,000 for the three-month period ended March 31, 2005. During the first quarter of 2005, we determined that a design flaw required certain PHD machines to be replaced throughout 2006, before the end of their previously estimated useful life. The previous useful life estimate has been revised for these machines. An impairment charge of $1,250,000 was recorded in the first quarter of 2005 to product rental cost of sales to adjust the carrying amount of these rental machines to fair value. We did not record any such impairment charges in the first quarter of 2006. This decrease in product rental cost of sales was partially offset by an increase in depreciation expense of $105,000 due to the increase in the number of machines within leased assets.

Service and supplies. Service and supplies costs for the three-month period ended March 31, 2006 were $1,111,000, a decrease of $471,000 or 30% from $1,582,000 for the three-month period ended March 31, 2005. The cost of spare parts decreased by $233,000 due to fewer initiatives involving the existing model of the PHD machine, and less replacement of costly parts. We also realized a cost savings of $240,000 in personnel expenses related to the reduction in force implemented in the fourth quarter of 2005.

The cost of services and supplies is currently in excess of their market price as local presence of field service personnel is required in each geographical area where PHD Systems are sold. We are beginning to focus our selling efforts in certain PODS to reduce travel time and the number of technicians required to support the machines. We expect that as PHD machines are placed in closer geographical proximity, the per-unit cost of services will decrease. In addition, we are working to improve the performance of our machines. As performance improves, we expect that fewer service calls will be required which should further reduce the per-unit cost of service. However, performance of our machine may not improve and our POD strategy may be unsuccessful, either of which may affect our ability to reduce the per-unit cost of service.

We continue to work diligently to achieve manufacturing and service cost reductions; however, we cannot be certain that such cost reduction plans or efforts will be successful, or that we will be able to achieve a positive gross margin on sales or service of the PHD System in the future.

Operating expenses. Operating expenses for the three-month period ended March 31, 2006 were $5,193,000, a decrease of $426,000 or 8%, from $5,619,000 for the three-month period ended March 31, 2005. Fluctuations in each specific area are discussed below.

Research and development expenses. For the quarter ended March 31, 2006, research and development expenses were $1,703,000, a decrease of $334,000 or 16% from $2,037,000 for the quarter ended March 31, 2005. The decrease was primarily due to a reduction in personnel costs and less investment in the current PHD technology. The decreases were offset by an increase of $442,000 in spending with DEKA for the next generation PHD System. Total expenses associated with DEKA were $692,000 in the quarter ended March 31, 2006, including $117,000 in expense associated with warrants to purchase 100,000 shares of common stock that were granted upon achievement of a milestone in the project development.

Sales and marketing expenses. For the three-month period ended March 31, 2006, sales and marketing expenses were $708,000, a decrease of $539,000 or 43% from $1,247,000 for the three-month period ended March 31, 2005. The decrease was due to a decrease in personnel costs and marketing programs as a result of our focused sales approach.

General and administrative expenses. For the three-month period ended March 31, 2006, general and administrative expenses were $2,924,000, an increase of $589,000 or 25% from $2,335,000 for the three-month period ended March 31, 2005. General decreases in salary, benefits and contract labor of $517,000 were offset by an increase in salary expense of $383,000 to reflect the pending severance payment due to our former President and Chief Executive Officer. Also, in the first quarter of 2006 we recorded equity compensation expense of $190,000 because we expensed employee stock options previously granted which vested during the quarter,  and we experienced an increase in legal and other professional fees of $521,000. The increase in professional fees is associated with the Durus Life Sciences Master Fund (“the Durus fund”) transaction in the first quarter of 2006.

Other income and expense. For the three-month period ended March 31, 2006, other net expense increased by $552,000 or 373% to a net expense of $700,000 from a net expense of $148,000 in the comparable prior-year period. The increase in net expense is due primarily to the acceleration of amortization of the discount on the notes payable to the Durus fund, as well as a decrease in interest income from lower investment balances during the first quarter of 2006. The amortization of the discount on the existing notes has been accelerated as the existing notes will be replaced with new financing upon the closing of the financing transaction with the Durus fund discussed below, which is expected to occur within the next several weeks.

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

During 2006, we expect to use approximately $17 to $19 million in our operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop our next generation product. We believe that cash and cash equivalents of approximately $7.8 million at March 31, 2006 as well as proceeds from our transaction with the Durus fund are only sufficient to finance our operations into early 2007.

In 2006, we will seek to raise the additional capital required to fund commercial activities through 2007. There can be no assurance that we will be able to raise the capital we will need on terms acceptable to us, or at all. Also, due to the recent trading prices of our common stock, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of the Durus fund and the other existing stockholders.

We received a letter dated as of March 31, 2006, in which the Durus fund stated its intention, and confirmed its ability, to provide financing necessary to fund our operations at least through January 1, 2007. However, this letter does not represent a legally binding commitment of the Durus fund to provide us with any financing, and the letter further provides that there are no third party beneficiaries to the letter.

If we are unable to obtain additional financing on acceptable terms, our ability to operate our business will be materially and adversely impacted and our liquidity would be severely impaired, giving rise to substantial doubt regarding our ability to continue as a going concern beyond 2006. We have already taken certain steps to restructure our business to conserve cash, including a reduction in force during the fourth quarter of 2005. In the event we are not able to raise capital for our operations beyond early 2007, we may need to take additional steps to reduce our operations.

At March 31, 2006, the net operating losses available to offset future taxable income were approximately $170 million. The net operating loss carryforwards expire at various dates beginning in 2015. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities. Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our deferred tax assets at March 31, 2006.

Cash Flows

We have financed our operations to date primarily through public and private sales of equity securities and proceeds from our settlement with the Durus fund. At March 31, 2006, we had cash and cash equivalents of $7,826,000. In addition, at March 31, 2006, we had restricted long-term investments of $750,000. We believe that inflation generally has not had a material impact on our operations or liquidity to date.

Net cash used in operating activities was $4,897,000 in the first quarter of 2006, as compared to net cash used in operating activities of $6,898,000 in the first quarter of 2005. Net cash used in operating activities decreased in the three-month period ended March 31, 2006 by $2,001,000 as compared to the three-month period ended March 31, 2005 primarily because of a $1,893,000 decrease in net loss from $8,999,000 in the quarter ended March 31, 2005 to $7,106,000 in the quarter ended March 31, 2006. Included in the net loss are non-cash expenses for asset impairment, non-cash interest expense, depreciation and amortization and equity compensation expense. Non-cash expenses decreased in the quarter ended March 31, 2006 by $407,000, from $1,900,000 in the quarter ended March 31, 2005, to $1,493,000.

Net cash provided by investing activities was $7,182,000 in the first quarter of 2006, primarily from the receipt of $7,221,000 in proceeds from investments sold at the end of 2005. In the first quarter of 2005 cash provided by investing activities consisted primarily of proceeds from the maturities and sales of investments of $7,561,000.

Net cash provided by financing activities was $5,007,000 in the first quarter of 2006, as compared to $46,000 in the first quarter of 2005. During the three-month period ended March 31, 2006, we received $5,000,000 from the issuance of short-term notes payable to the Durus fund. Additionally, we received proceeds from the issuance of common stock of $19,000 and $46,000 during the first quarters of 2006 and 2005, from employee stock purchases through our stock purchase program.

Recent Financing Activities

Transactions with the Durus fund

The following summaries of our settlement and transaction with the Durus fund and the Artal Long Biotech Portfolio LLC (“the Artal fund”) do not purport to be complete and are subject to and qualified in their entirety by reference to the (i) settlement agreement, amendment to our rights agreement, registration rights agreement and note purchase agreement which are filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2004, (ii) the Securities Purchase Agreement and bridge loan agreement which were filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2006, (iii) the amendment to our settlement agreement and second amendment to our rights agreement filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2005, and (iv) the form of investor rights agreement, form of warrant agreement, form of loan agreement and form of certificate of designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock filed as exhibits to the Durus fund’s Schedule 13D/A on April 5, 2006.

Securities Purchase Agreement

On March 31, 2006, we entered into the Securities Purchase Agreement with the Durus fund pursuant to which the Durus fund, at a subsequent closing, in exchange for $5 million principal amount of outstanding notes held by the Durus fund, will acquire newly issued shares of our Series B Preferred Stock, $0.01 par value (the “Series B Preferred Stock”) convertible into 5 million shares of our common stock at a conversion price of $1.00 per share and warrant to purchase 5 million shares of our common stock at an exercise price of $1.10 per share. The Series B Preferred Stock has voting rights, and the Durus fund will be entitled to vote, on an as converted basis, together with the holders of our common stock as a single class with respect to any matter upon which holders of our common stock have the right to vote (provided, however, that for voting purposes, the conversion price of the Series B Preferred Stock is equal to the closing price of the common stock on the Nasdaq Capital Market on the date of the Securities Purchase Agreement). In addition, holders of the Series B Preferred Stock shall be entitled to elect one director to our Board of Directors. As the only holder of the Series B Preferred Stock immediately following the closing of the Securities Purchase Agreement, the Durus fund alone shall exercise this right, along with the Durus fund’s right to designate a majority of the members of our Board of Directors under the terms of the Investor Rights Agreement described below. The Durus fund’s shares of Series B Preferred Stock will have an aggregate liquidation preference of $5 million, accrue dividends at the rate of 10% per annum and become redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B Preferred Stock then outstanding or at the option of the Durus fund at an earlier date upon the occurrence of specified trigger events. We are required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B Preferred Stock prior to taking certain actions.

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

Loan Agreements

At the time of entering into the Securities Purchase Agreement, we also entered into and closed a bridge loan agreement with the Durus fund (the “Bridge Loan Agreement”), pursuant to which the Durus fund lent $5 million in cash to us in exchange for $5 million in principal amount of our senior secured notes (the “Bridge Notes”). The Bridge Notes bear interest at the rate of 7% per annum, and the entire principal amount of the Bridge Notes is due and payable on January 1, 2007, unless prepaid or rolled over into longer term senior secured notes of the Company as contemplated by the Securities Purchase Agreement. The Bridge Loan Agreement contains a number of reporting and other affirmative and negative covenants, including operational controls over expenditures, which may be exercised by the Durus fund. To secure our obligations under the terms of the Bridge Loan Agreement and the Bridge Notes, we have granted the Durus fund a security interest in all of our property, including our intellectual property.

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

Amendment of Settlement Agreement and Shareholder Rights Agreement. On March 31, 2006, we amended the settlement agreement we previously entered into with the Durus fund and the Artal fund, which is described further below, to release the Durus fund and the Artal fund from certain standstill and other restrictive covenants, including to eliminate the requirement that the Durus fund significantly reduce its ownership of shares of our common stock by May 2006 and to terminate the proxy granted to the Company by the Durus fund under the terms of the settlement agreement, which proxy granted the Company the power to vote the Durus fund’s shares of our common stock in proportion to the votes cast by other holders of shares of our common stock in matters requiring a stockholder vote. By releasing the Durus fund from the standstill restrictions in the settlement agreement, the Durus fund is free to acquire the shares of Series B Preferred Stock and the warrants at the closing of the Securities Purchase Agreement and to exercise the option to acquire additional shares of Series B Preferred Stock and warrants, as provided in the Securities Purchase Agreement. In addition, the Durus fund is no longer prohibited from acquiring more shares of our common stock or other securities or making any solicitation of proxies regarding the voting of shares of our common stock. Furthermore, in connection with the entering into of the Securities Purchase Agreement, we took actions to amend our Shareholder Rights Agreement to exempt from the application thereof to the transactions contemplated by the Securities Purchase Agreement, and to eliminate the Rights Agreement.

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

Investor Rights Agreement. As a condition to the closing of the Securities Purchase Agreement, we have agreed to enter into an investor rights agreement with the Durus fund and the Artal fund (the “Investor Rights Agreement”) which requires that our Board of Directors consist of seven members and grants the Durus fund the right to designate four of the seven Board members (inclusive of the Board member designated by the Durus fund as holder of the Series B Preferred Stock) and to approve the selection of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Under the terms of the Investor Rights Agreement, the Durus fund’s designees to the Board of Directors shall be entitled to serve on the executive committee of the Board, and the Company may not take certain actions without the approval of the Board of Directors, including the affirmative vote of the Board members designated by the Durus fund. The Investor Rights Agreement also grants the Durus fund and the Artal fund certain registration rights with respect to the sale of shares of our common stock into the open market, as well as providing that the Durus fund shall have a right of first refusal in the event that the Company proposes to sell itself, or greater than 30% of its fully diluted capital stock, to a third party, or the Company otherwise accepts a bona fide offer from a third party to acquire the Company or such number of shares of the Company’s capital stock, on the same terms and conditions, including price, as the terms and conditions applying to the third party. The Investor Rights Agreement will require us to use our best efforts to register the shares held by the Durus fund and the Artal fund in one or more shelf registration statements and to keep these registration statement(s) effective until the earlier of (i) the date as of which the Durus fund and the Artal fund may sell all of their securities in any period of three months under Rule 144 of the Securities Act of 1933, as amended, and (ii) the date on which the Durus fund and the Artal fund shall have sold all of their securities covered by the registration statement. The Investor Rights Agreement will amend and supersede the registration rights agreement, which we previously entered with the Durus fund in February 2004.

Prior Settlement Agreement

In February 2004, we settled certain claims we had against the Durus fund and other defendants with the signing of a settlement agreement. We had filed a lawsuit in August 2003, after learning that the Durus fund, Scott Sacane, Durus Capital Management, LLC (“Durus Capital”), Durus Capital (N.A.), LLC (“Durus Capital (N.A.)”), and the Artal fund had acquired over 70% of the Company’s outstanding common stock. In January 2004, we settled the Section 16(b) claim against the defendants for $4.6 million, one count of the three-count complaint filed by us against the defendants in U.S. District Court in Connecticut. In February 2004, we settled all other claims against the Durus fund and other defendants and received a settlement payment of $34.1 million, of which $16.1 million was in exchange for non-interest bearing unsecured promissory notes. In particular, the Durus fund purchased from us a note for $15.8 million and the Artal fund purchased from us a note for $0.3 million (collectively, the “Notes”). In May 2004, we received an additional settlement payment of $10.0 million in connection with the effectiveness of a registration statement that was filed with the SEC covering the securities owned by the Durus fund and the Artal fund.

The outstanding Notes are subordinated and junior in right of payment to all of our creditors, including trade creditors, and do not bear interest. We may repay each Note in cash at any time. We may repay the Notes in stock for a limited period of time. We are also entitled to use shares of our common stock to repay the principal amount owing under the Notes in certain circumstances.

Transaction with the Fusion Capital Fund II, LLC

On January 13, 2006, we entered into a common stock purchase agreement (“Fusion Capital Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Funding under the Fusion Capital Agreement commences once the Securities and Exchange Commission declares effective a registration statement relating to the transaction and will continue over a 25-month period. We have not yet filed a registration statement relating to this transaction. If this financing is pursued, we will be permitted to sell to Fusion Capital up to $40,000 of common stock on each market trading day, up to an aggregate of $20,000,000 of common stock, so long as the market price of our common stock remains above $0.10 and certain other conditions are satisfied.

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

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and in future filings made by us with the Securities and Exchange Commission and in our written and oral statements made by or with the approval of an officer of ours constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. The words “believes”, “expects”, estimates”, anticipates”, “will be” and similar words or expressions identify forward-looking statements made by us or on our behalf. These forward-looking statements include, without limitation, statements relating to the expected performance and cost to healthcare suppliers and patients of our next generation PHD System currently in development, statements relating to the anticipated benefits of our more focused resource allocation and our new POD strategy, statements relating to the timing of the subsequent financing closing with the Durus fund, statements relating to the sufficiency of our current inventory of parts and machines, statements relating to the amount of funds required to finance the Company’s future operations, and statements relating to changes in Medicare reimbursement that could improve the economics of the PHD System for clinics. These forward-looking statements reflect our views as of the date they were made with respect to future events and financial performance, but are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. We believe factors that could cause such a difference include, but are not limited to, the following: (i) our ability to obtain additional capital on acceptable terms and in a sufficient amount to run our business; (ii) uncertainties regarding our ability to maintain compliance with the Nasdaq Capital Market’s continued listing requirements; (iii) uncertainty about the acceptance of the PHD System by both potential users and purchasers, including without limitation, patients, clinics and other health care providers; (iv) risks related to uncertain unit pricing and product cost, which may not be at levels that permit us to be profitable; (v) risks related to quality control issues and consistency of service applicable to the PHD System; (vi) market, regulatory reimbursement and competitive conditions; (vii) risks related to the failure to meet additional development and manufacturing milestones for the current or next-generation PHD System on a timely basis, including, without limitation, manufacturing and servicing cost reduction efforts; (viii) risks inherent in relying on third parties to manufacture the current PHD System or develop the next-generation PHD System; (ix) changes in quality system regulations; (x) risks and uncertainties relating to the DEKA agreement; (xi) risks related to our relationship with Durus Life Sciences Master Fund Ltd. and its affiliates; (xii) risk related to our new POD strategy and focused resource allocation; and (xiii) other factors detailed in our Form 10-K for the year ended December 31, 2005.

The forward –looking statements made in this report speak only as of the date that they are made. We do not undertake to publicly update or revise our forward-looking statements in order to reflect events or circumstances that may arise after the date hereof.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2006, all investments have been converted to cash and cash equivalents. Imputed interest on the long-term notes payable was calculated using an estimated interest rate for a similar instrument, since no objective market exists for this particular obligation. A 1% change in interest rates would not have a material effect on our results of operations.

Exchange Rate Risk

We have a sales office in the United Kingdom, and therefore transact a portion of our business in British pounds. A 10% change in the exchange rate of the U.S. dollar with respect to the British pound would not have a material effect on our financial condition or results of operations. We do not enter into any hedging arrangements or use other derivative financial instruments to manage or reduce exchange rate risk.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing a new enterprise resource planning computer system which we expect will improve efficiency in our operations, and will not have an adverse impact on our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A – Risk Factors

Important factors that could cause our actual results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, including those factors appearing under the caption “Risk Factors” in such Form 10-K. The risk factors disclosed in such Form 10-K, in addition to the other information set forth in this Form 10-Q, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or results.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6 – Exhibits

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aksys, Ltd.

Date: May 19, 2006	By:	/s/ Laurence P. Birch

Laurence P. Birch
Chief Financial Officer and interim President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)