Form 10-Q
period 2006-06-30
AKSYS LTD
filed 2006-08-21
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

847-229-2020
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).YES ☐        NO ☒

The number of shares of Common Stock, $.01 par value, outstanding as of August 9, 2006 was 32,441,381.

AKSYS, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,775,680	$534,954
Accounts receivable, less allowance for doubtful accounts of $47,640 and $0 as of June 30, 2006 and December 31, 2005, respectively	182,059	338,369
Other receivables	219,830	7,615,607
Inventories	2,204,293	3,639,493
Prepaid expenses and other current assets	2,429,577	150,390
Deposits with vendors, net	898,870	875,361
Total current assets	8,710,309	13,154,174

Restricted long-term investments	600,000	750,000
Leased assets, net of accumulated depreciation of $1,219,937 and $937,641 as of June 30,2006 and December 31, 2005, respectively	3,761,807	3,963,688
Property and equipment, net of accumulated depreciation of $3,287,430 and $6,607,579 as of June 30, 2006 and December 31, 2005, respectively	1,004,170	1,222,572
Other assets	—	65,513
Total assets	$14,076,286	$19,155,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,832,488	$3,735,123
Accrued liabilities	3,281,629	3,173,161
Deferred revenue	54,942	114,120
Financial instruments	21,462,442	—
Current portion of capital lease obligation	35,873	32,884
Other liabilities	15,622	67,534
Total current liabilities	27,682,996	7,122,822
Other long-term liabilities	321,299	200,278
Notes payable, net of debt discount of $1,458,625 as of June 30, 2006 and 0 as of December 31, 2005	14,720,917	15,065,823
Capital lease obligations, less current portion	47,831	71,747
Total liabilities	42,773,043	22,460,670
Series B convertible preferred stock, par value $0.01 per share, 20,000 shares authorized, 6,453 and 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	10,382,641	—
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 32,430,863 and 29,972,911 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	324,309	299,729
Additional paid-in capital and warrants	192,442,955	187,185,871
Accumulated other comprehensive income	21,676	20,096
Accumulated deficit	(231,868,338)	(190,810,419)
Total stockholders’ deficit	(28,696,757)	(3,304,723)
Total liabilities and stockholders’ deficit	$14,076,286	$19,155,947

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Product sales	$78,748	$—	$114,748	$98,380
Product rentals	176,839	146,729	409,241	285,493
Service and supplies	362,918	338,449	819,111	635,595
Total revenue	618,505	485,178	1,343,100	1,019,468

Cost of sales:
Product sales	277,156	2,878,563	660,833	3,616,983
Product rentals	287,553	508,472	589,187	1,954,740
Service and supplies	1,683,391	1,869,623	2,794,227	3,451,345
Total cost of sales	2,248,100	5,256,658	4,044,247	9,023,068

Operating expenses:
Research and development	1,954,253	2,471,493	3,657,027	4,508,459
Sales and marketing	460,621	1,205,871	1,168,946	2,452,995
General and administrative	1,599,048	2,013,935	4,522,694	4,348,628
Total operating expenses	4,013,922	5,691,299	9,348,667	11,310,082

Operating loss	(5,643,517)	(10,462,779)	(12,049,814)	(19,313,682)

Other income and expense:
Loss on available-for-sale securities	—	(112,881)	—	(112,881)
Interest income	72,412	208,066	141,873	432,092
Change in value of financial instrument	(5,138,206)	—	(5,138,206)	—
Interest expense	(356,489)	(385,098)	(1,125,643)	(756,971)
Total other income and expense	(5,422,283)	(289,913)	(6,121,976)	(437,760)
Net loss	(11,065,800)	(10,752,692)	(18,171,790)	(19,751,442)
Dividends and accretion on preferred stock	(22,886,129)	—	(22,886,129)	—
Net loss available to common shareholders	$(33,951,929)	$(10,752,692)	$(41,057,919)	$(19,751,442)
Net loss per share available to common shareholders, basic and diluted	$(1.05)	$(0.36)	$(1.28)	$(0.66)
Weighted average shares outstanding, basic and diluted	32,232,805	29,915,393	32,049,258	29,908,319

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005.
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,171,790)	$(19,751,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	—	1,369,812
Provision for doubtful accounts	47,640	—
Depreciation and amortization	808,809	561,386
Loss on disposal of assets	37,743	—
Non-cash interest expense	1,114,717	696,254
Revaluation of financial instruments	5,138,206	—
Loss on available-for-sale securities	—	112,881
Issuance of warrants in exchange for services received	85,089	—
Equity compensation expense	338,996	—
Changes in assets and liabilities:
Accounts receivable	108,670	125,906
Other receivables	174,683	66,528
Inventories	958,485	148,879
Prepaid expenses and other assets	(1,028,687)	(421,928)
Deposits with vendors	(23,509)	32,759
Accounts payable	(902,635)	926,575
Deferred revenue	(59,178)	(33,968)
Accrued and other liabilities	667,875	2,458,732
Net cash used in operating activities	(10,704,886)	(13,707,626)
Cash flows from investing activities:
(Purchase) sale of restricted long-term investments	150,000	(150,000)
Proceeds from maturities and sales of investments	7,221,094	14,437,499
Purchases of property and equipment	(88,020)	(235,273)
Net cash provided by investing activities	7,283,074	14,052,226
Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	6,453,504	—
Proceeds from issuance of common stock	29,522	86,801
Fees associated with issuance of preferred stock and warrants.	(796,572)	—
Payment on capital lease	(23,916)	—
Net cash provided by financing activities	5,662,538	86,801

Net increase in cash and cash equivalents	2,240,726	431,401
Cash and cash equivalents at beginning of period	534,954	9,419,324
Cash and cash equivalents at end of period	$2,775,680	$9,850,725

Supplemental information
Non-cash transfers of inventories to leased assets and property and equipment	$540,796	$1,849,503
Issuance of shares related to financing commitment	1,217,675	—
Non-cash accruals	570,818	—

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements-Unaudited

(1)                                 Basis of Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2005, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  The operations for the six months ended June 30, 2006, are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2006, as amended on April 28, 2006.

Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform to the 2006 presentation.

The Company has revised its presentation of its consolidated statements of cash flows for the six months ended June 30, 2005 to include non-cash inventory transfer activity as supplemental information rather than present the transfers of machines to leased assets and property and equipment as increases in cash flows from operating activities and decreases in cash flows from investing activities. The Company presents initial machine purchases as decreases in cash flows from operating activities. The Company does not consider the change to be material to the June 30, 2005 consolidated financial statements.

(2)                                 Summary of Significant Accounting Policies

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

Accounting for Debt and Equity Transactions

In connection with the closing of the transaction with the Durus Life Sciences Master Fund (“Durus”), the Company sold to Durus 6,453 shares of Series B convertible preferred stock and warrants to purchase 6,453,000 shares of common stock. See Note 13, Stockholders’ Deficit and Notes Payable, for a full discussion of the transaction.  The Company evaluated any embedded derivatives including the conversion and redemption features of the Series B convertible preferred stock under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.  The outstanding warrants are valued at their closing date fair value in accordance with EITF Issue No. 00-19, Accounting for Certain Derivative Instruments Indexed to and Potentially Settled in the Issuer’s Own Stock.  Durus also was granted the option to make an additional investment in additional preferred stock and warrants (the “Durus Option”). The Durus Option is accounted for as a liability under EITF Issue No. 00-6 Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary.  The Company evaluated whether the exchange of existing debt to Durus was an extinguishment or modification using criteria in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Furthermore the impact of this transaction on loss per share available to common shareholders was evaluated under SFAS No. 128, Earnings Per Share, and EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period.  Fair value is calculated using the Black-Scholes option-pricing model for awards other than those that vest upon reaching a specified market condition.  A Monte Carlo Simulation is used to calculate fair value of awards that vest upon reaching a specified market condition.  The models used to calculate fair value require various highly judgmental assumptions including volatility, and expected option life. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Other Significant Accounting Policies

For a discussion of the Company’s other significant accounting policies, see Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

During 2006, the Company expects to use approximately $20 to $22 million in its operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop the Company’s next generation product. The Company believes that cash and cash equivalents of approximately $2.8 million at June 30, 2006, and future drawings on the $5 million line of credit received from Durus, are only sufficient to finance its operations into late 2006.  In addition, pursuant to the line of credit, the Company may not access the line of credit unless the Company has first sought to raise additional funds through the issuance and sale of debt or equity securities or through additional borrowed money. The Company expects to access this line of credit provided by Durus in the third quarter of 2006. Durus also has the option to invest an additional $13.5 million in exchange for preferred stock and warrants.

The Company received a letter dated as of March 31, 2006, in which its majority stockholder, Durus, stated its intention, and confirmed its ability, to provide financing necessary to fund the Company’s operations at least through

January 1, 2007.  However, this letter does not represent a legally binding commitment of Durus to provide the Company with any financing, and the letter further provides that there are no third party beneficiaries to this letter.

The Company is seeking to raise additional capital required to fund commercial activities.  The Company believes that it has a variety of possible sources for additional financing and the Company is evaluating various funding strategies to assure that the Company raises money on the most favorable terms.   However, there can be no assurance that the Company will be able to raise the capital it will need on terms acceptable to the Company or its majority stockholder, or at all.  Further, due to the recent trading prices of the Company’s common stock and the possible delisting of the Company’s stock due to failure to meet minimum listing requirements, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of existing stockholders.

If the Company is unable to obtain additional capital on acceptable terms, its ability to operate its business will be materially and adversely impacted and its liquidity would be severely impaired, giving rise to substantial doubt regarding its ability to continue as a going concern beyond the end of 2006. The Company is taking certain steps to reorganize its business to conserve cash, including the restructuring of the business which is being implemented in the third and fourth quarters of 2006 as discussed in notes 14 and 17. In the event the Company is not able to raise capital beyond late 2006, it may need to take additional steps to reduce its operations.

(4)           Stock-Based Compensation

In March 1996, the Company established the 1996 Stock Awards Plan to provide incentive awards to directors, employees and other key individuals in the form of stock options, SARs, restricted stock and performance grants.  Options are subject to graded vesting, generally ranging from one to four years, and generally expire after 10 years.  At June 30, 2006, 850,052 shares have been reserved for future grants under the 1996 Stock Awards Plan.

Prior to January 1, 2006, the Company accounted for share-based compensation by applying the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair value method defined by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its share-based compensation.  Accordingly, no compensation expense was previously recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  The Company’s Employee Stock Purchase Plan, (ESPP) qualified as a non-compensatory plan under APB No. 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified prospective transition method.  Under this method, share-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value determined in accordance with SFAS 123.  Share-based compensation expense for all share-based payment awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The Company recognizes its share-based compensation expense net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. Under SFAS 123(R), the Company’s ESPP is considered a compensatory plan and the Company recognizes share-based compensation expense for grants made under the ESPP.

As a result of adopting SFAS 123(R) on January 1, 2006, the consolidated financial statements for the three and six months ended June 30, 2006 include approximately $151,000 and $339,000, respectively, of share-based compensation expense that would not have been recorded had the Company continued to account for share-based compensation under APB No. 25.  Basic and diluted net loss per share was increased by less than $0.01 and $0.01, respectively, per share for the three and six months ended June 30, 2006, as a result of the adoption of SFAS No. 123(R).

Determining fair value

Valuation and amortization method.  The Company generally estimates the fair value of stock options granted using the Black-Scholes option pricing model.  Certain stock option grants contain market conditions whereby the options become exercisable only upon the Company’s stock reaching specified prices.  The Company uses a Monte Carlo Simulation model to measure the fair value of options granted with market conditions.  The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

In the three and six months ended June 30, 2006, there were 2,615,916 stock options granted.  The fair value of the Company’s stock options granted to employees and directors for the three and six months ended June 30, 2006, was estimated using the following assumptions:

Three and Six Months Ended June 30, 2006
Expected term	5 years
Volatility	90.23%
Risk-free interest rate	5.125%
Dividend yield	0.00%

Expected Term.  The expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility.  The expected volatility is based on historical volatility of the Company’s common shares for the expected term of the awards.

Risk-Free Interest Rate.   The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield currently available on U.S. Treasury issues with a term equivalent to the expected term of the award.

Expected Dividend Yield.  The expected dividend yield assumption is based on the Company’s anticipated dividends over the expected term.

Included in the number of options granted during the quarter ended June 30, 2006, are 1,300,000 options granted on June 23, 2006 to the Company’s Chief Executive Officer that are subject to vesting as performance objectives or market conditions are met.  The options have exercise prices equal to the market value of the underlying common stock on the date of grant and are expected to vest over three to seven years, depending on the performance goal. The contractual term is 10 years.

During the six-month period ended June 30, 2006, 20,000 options granted to one of the Company’s executive officers vested upon achievement of specific performance objectives.   The value of these options was not material.  This executive officer also holds an additional 50,000 options that are currently unvested but are subject to vesting as other performance objectives are met. Compensation cost will be recognized if and when the performance objectives are probable of achievement.

Stock compensation expense

At June 30, 2006, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1.7 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years.

Stock options and awards activity

The following table summarizes information about stock options outstanding at June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2005	2,239,672	$6.38	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	4,500	$9.00	—	—
Forfeited	62,842	$6.26	—	—
Options outstanding as of March 31, 2006	2,172,330	$6.06	5.6	$1,181
Granted	2,615,916	$0.76	10.0	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	207,530	$6.74	—	—
Options outstanding as of June 30, 2006	4,580,716	$3.15	8.2	$643,339
Options exercisable as of June 30, 2006	1,736,662	$6.07	5.7	$870

Other information pertaining to option activity is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted	$0.76	$2.74	$0.76	$4.45
Total fair value of stock options vested	$148,739	$371,377	$338,996	$727,685
Total intrinsic value of stock options exercised	—	—	—	—

Pro-forma Disclosures

The pro-forma table below illustrates the effect on net loss and basic and diluted net loss per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 to share-based compensation (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(10,752,692)	$(19,751,442)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(371,377)	(727,685)

Pro-forma net loss	$(11,124,069)	$(20,479,127)

Basic and diluted loss per share as reported	$(0.36)	$(0.66)
Pro forma basic and diluted loss per share	$(0.37)	$(0.68)

Director Stock Options

Effective as of June 23, 2006, each non-employee director of the Company shall be granted an option to purchase 90,000 shares of common stock of the Company at the time of such director’s initial appointment or election to the board.  Such options vest in 12 equal quarterly installments over 36 months, subject to accelerated vesting upon a change of control of the Company.  Currently, there are not a sufficient number of shares available under the 1996 Stock Awards Plan to grant each new eligible director of the Company an option to purchase a full 90,000 shares upon the date of his or her appointment to the board of directors.  However, each new eligible director appointed on June 23, 2006 received an option to purchase 57,958 shares when appointed to the board.  As additional shares of common stock become available for director option grants, these additional shares shall be allocated to each new director eligible to receive such options under the 1996 Stock Awards Plan until each such director receives initial director options to purchase 90,000 shares of common stock in the aggregate. Additional grants will have an exercise price equal to the market price of the underlying common shares at the date the additional grants are made.

Employee Stock Purchase Plan

As of June 30, 2006, there were 16,850 shares remaining under the 2001 Stock Purchase Plan. The compensation expense associated with the 15% discount on shares purchased through the 2001 Stock Purchase Plan was approximately $2,000 and $5,000 for the three and six months ended June 30, 2006, respectively.

(5)           Net Loss Per Share Available to Common Shareholders

Net loss per share available to common shareholders is based on the weighted average number of shares outstanding with common equivalent shares from stock options, warrants and convertible preferred stock excluded from the computation because their effect is antidilutive. At June 30, 2006 and 2005, the number of common equivalent shares from stock options and warrants excluded from the computation were 12,982,698 and 3,083,078, respectively.

The shares of Series B preferred stock are convertible into 6,453,000 shares of common stock in the aggregate, and participate in dividends to common shareholders. Under EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, participating securities are to be included in the computation when the holder is obliged to share in the net loss. As Durus is not obligated to share in the net loss with respect to the Series B preferred stock, these shares have been excluded from the basic net loss per common share computation. In addition their effect is antidilutive and therefore they have also been excluded from the diluted net loss per share available to common shareholders. See Note 13 for a full description of the transaction with Durus.

Net loss available to common shareholders for the three and six months ended June 30, 2006 include a $22,564,256 loss on the Durus financing transaction that was treated as a dividend paid to the majority shareholder and $321,873 in shares issued for the redemption of rights.

(6)                                 Comprehensive Loss

The Company follows SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income includes net loss, foreign currency translation adjustments and unrealized gains or losses on certain investments in debt and equity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss available to common shareholders	$(33,951,929)	$(10,752,692)	$(41,057,919)	$(19,751,442)
Unrecognized gain (loss) on available-for-sale securities	—	55,881	—	(12,219)
Foreign currency translation adjustment	5,820	(7,982)	1,580	(14,899)
Total comprehensive loss	$(33,946,109)	$(10,704,793)	$(41,056,339)	$(19,778,560)

 (7)                            Inventories

Inventories are stated at the lower of weighted average cost or market.  The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.

	June 30, 2006	December 31, 2005
PHD machines – finished goods	$915,000	$1,500,600
PHD machines spare parts	801,063	1,202,485
Consumables	488,229	411,745
Raw materials	—	524,663
	$2,204,293	$3,639,493

The cost of producing the PHD System is currently in excess of its market price.  During the quarters ended June 30, 2006 and 2005, the Company did not increase its inventory because inventory levels were sufficient to meet demand.

At June 30, 2006 and December 31, 2005, the Company’s reserve for excess and obsolete parts inventory was $1,760,000 and $972,000, respectively.   The Company estimates that certain production parts, purchased by the manufacturer of the PHD machine on the Company’s behalf, and certain spare parts inventory have become obsolete or are in excess of anticipated usage.

The Company does not currently manufacture any component of the PHD System or related consumables.  With respect to the PHD System, the Company previously contracted with Delphi Medical Systems Colorado Corporation (‘‘Delphi’’), a contract manufacturer of medical devices, to assemble and produce the dialysis machine.  Delphi specializes in the custom manufacturing of medical instrumentation and is certified to ISO 13485 for manufacture of such products.  ISO 13485 is an internationally recognized quality systems standard for the medical device industry.  Delphi is also FDA registered and quality system regulations (“QSR”) compliant.  Delphi was the Company’s sole supplier of the PHD System, and the Company does not have a contract or other arrangement in place with alternative manufacturers to supply it with the PHD System.

On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code.   The ultimate effect of the bankruptcy on the Company’s relationship with Delphi is unclear. The Company has a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory located at Delphi’s warehouses.  In addition, as of June 30, 2006, the Company had a cash deposit with Delphi of $1,432,000 as security for certain purchase obligations.  The Company has recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, the Company is pursuing the full value of the deposit.  On July 31, 2006, the Company filed a proof of claim in the amount of $2.9 million in connection with Delphi and its parent corporation’s bankruptcy proceedings.  The Company’s ultimate ability to collect all or any portion of these amounts is uncertain.

On July 5, 2006, the Company received a letter from Delphi which alleged that the contract manufacturing agreement between the parties terminated on May 14, 2006 due to the Company’s nonpayment of amounts which Delphi alleges it is owed under the contract.  On or about August 11, 2006, Delphi filed an action against the Company in Delphi’s bankruptcy court proceedings alleging the Company owes Delphi approximately $4.0 million in accounts receivable and for inventory in Delphi’s possession and that such amount is not subject to reduction. The Company believes that there are meritorious defenses, including the application of certain credits, to Delphi’s claims and intends to pursue these defenses.  The Company has reflected the uncertainty associated with Delphi’s bankruptcy filing in its evaluation of the deposit Delphi holds on its behalf.  The Company believes it has sufficient accruals to cover amounts due to Delphi.  It is possible that a change in the estimates could occur in the near term.

The Company believes that it has a sufficient inventory of new machines and spare parts on hand to continue operations for several months without any further shipments from Delphi. However, the Company may experience increased costs, disruptions in operations and/or a loss of revenue if it is unable to resolve this dispute on a timely basis or alternatively if it is unable to either resume purchases of spare parts from Delphi or establish new sourcing relationships for spare parts which comply with all requisite regulatory requirements on acceptable terms prior to resolution of the dispute.

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

In 2005, the Company determined that a design problem required certain PHD machines to be replaced throughout 2006, before the end of their previously estimated useful life. This change required an impairment analysis to be performed in accordance with SFAS No. 144.  The estimated undiscounted future cash flows generated by these machines were less than their carrying values. The Company recognized an impairment charge of $1,370,000 during the three and six months ended June 30, 2005, representing the difference between the carrying amount and the fair value, determined using the expected present value of future cash flows, as set forth in FASB Concepts Statement No. 7. The new asset value is being amortized over the remaining life. The impaired rental machines, which will be taken out of service and replaced with a new model of the machine, will be disposed of, as they have no resale or residual value.  Additionally, the Company revised the useful life of similar machines classified within property and equipment, which are utilized for internal training and testing purposes, and depreciation has been accelerated on these machines.

(9)                               Accrued Liabilities

As of June 30, 2006 and December 31, 2005, the total of accrued liabilities was approximately $3,282,000 and $3,173,000, respectively. The details of the balances are identified in the following table.

	Balance at
	June 30, 2006	December 31, 2005

Accrued vendor expenses	$779,228	$260,645

Accruals relating to the original Durus settlement	750,000	1,149,664

Accrued wages and bonuses	523,790	249,634

Accrued royalties	112,500	112,500

Accrual for warranty and obsolescence	1,116,111	1,400,718

Total	$3,281,629	$3,173,161

(10)                        Contractual Obligations and Contingencies

Delphi.  The Company previously contracted with Delphi to manufacturer the PHD System.  Pursuant to that contact, the Company was obligated to purchase inventory that Delphi purchased on its behalf for scheduled production of future PHD Systems.  During 2005, Delphi purchased approximately $3.1 million of parts to be used on the Company’s behalf.  The Company may have an obligation to purchase some or all of these parts in the future.   See Note 7 for a detailed discussion of the Company’s relationship with Delphi.

DEKA.  Under the Research, Development and License Agreement with DEKA (see Note 13, Stockholder’s Deficit and Notes Payable), the Company may terminate the agreement on 90 days advance notice. During the 90 day notice period, the Company is obligated to reimburse DEKA, but the monthly reimbursement amount will not exceed the average rate of the prior three months.  As of June 30, 2006, the contractual obligation to DEKA was $525,000, which represents three months’ termination commitment not to exceed the average reimbursement rate of the prior three months.

Food and Drug Administration (“FDA”).  After receiving FDA clearance to market the PHD in 2002, the Company modified the marketed PHD System without obtaining additional FDA clearance. The FDA recently warned the Company that one of the modifications requires additional 510(k) clearance and that marketing the modified device without such clearance is a violation of law.

Under the FDA’s regulations, any modifications to the labeling, technology, performance specifications or materials of a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires the submission of another 510(k) pre-market notification to address the change.  FDA expects the manufacturer to make the determination whether a change rises to a level of significance that would require a pre-market notification submission.  However, the FDA reserves the right to disagree and can require a new 510(k) clearance for a significant change or major change or modification in intended use, even if the manufacturer has a documented rationale for not submitting a pre-market notification.  The FDA can even require the manufacturer to recall the product pending the new clearance and can impose enforcement sanctions for the failure to obtain a new 510(k) in advance of modifying the device.

After receiving clearance in 2002, the Company modified various aspects of the PHD System’s hardware and software, including modifying the treatment length from 5 to 170 minutes to 60 to 480 minutes.  The Company determined that a new 510(k) clearance was not required for these changes under the FDA’s regulations, and did not seek such clearance.  On June 8, 2006, the FDA sent the Company a Warning Letter stating that the modification in the treatment length indicated on our web site could affect the safety due to dialysate and/or water quality issues, and that a new 510(k) clearance is required for this modification.  The Company responded to the FDA Warning Letter on July 14, 2006, informing them that the Company had sent a letter to its existing customers indicating that the treatment time for the PHD System should not exceed 170 minutes, that the Company has revised its web site to indicate a maximum treatment time of 170 minutes, that the Company proposed to conduct a field correction to limit the treatment time capability of product in the field to a maximum of 170 minutes and that the Company will submit a “catch-up” 510(k) notice by August 31, 2006 to cover all changes made to the device since clearance.

Although the FDA so far has permitted the PHD system to remain on the market, the FDA has not responded to the Company’s corrective action plan and the outcome of this matter is uncertain.  If the FDA does not accept the Company’s corrective action plan, denies clearance of its “catch-up” 510(k), or chooses to impose enforcement sanctions, the Company may potentially be subject to:

•                  the recall, permanent withdrawal, or seizure of the PHD System;

•                  total or partial suspension of the production of the PHD System;

•                  the withdrawal of 510(k) clearance previously granted for the PHD System;

•                  substantial delay in the manufacture or sale of the current or future PHD System;

•                  limitations on intended use of the PHD System imposed as a condition of clearance; and

•                  criminal prosecution, civil penalties, other administrative sanctions or judicially imposed sanctions, such as injunctions.

In addition, customers of the PHD System separately could bring lawsuits against the Company to the extent the Company fails to comply with applicable regulatory requirements.  If any of these events were to occur, they could seriously harm the Company’s business.

Any of these actions would have a material adverse effect on our business, financial position and results of operations. The Company has considered the financial implications of these potential actions, and has not recorded a liability because it is too early to assess if any financial penalty is probable.

Listing of Company’s Common Stock on the Nasdaq Capital Market.  On July 6, 2006, the Company received a letter from the Nasdaq Stock Market determining that its securities are subject to delisting based upon the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(2)(B)(ii), which requires that the Company maintain a market value of listed securities of at least $35 million.  The notice from Nasdaq follows the Company’s announcement on June 5, 2006 that it had been provided a 30-day period through June 30, 2006, to regain compliance with this listing standard in accordance with Marketplace Rule 4310(c)(8)(C).  The Company’s securities previously were listed on the Nasdaq National Market before the listing was transferred by Nasdaq to the Nasdaq Capital Market in February 2006.  The transfer of the Company’s securities to the Nasdaq Capital Market followed the Company’s receipt of a letter from Nasdaq in November 2005 notifying the Company that it had failed to comply with certain continued listing requirements of the Nasdaq National Market relating to the amount of its stockholder’s equity and the market value of its listed securities.

The Company has requested a hearing before a Nasdaq listing qualifications panel to review the delisting determination set forth in the July 6, 2006 letter from Nasdaq and to request the continued listing of the Company’s securities on the Nasdaq Capital Market pending the Company’s compliance with Nasdaq’s listing standards. The Company’s request for a hearing stayed the delisting of its securities pending a final decision by the Nasdaq listing qualifications panel.  The Company is pursuing strategies aimed at compliance with the Nasdaq listing requirements.  However, there can be no assurance that the Nasdaq delisting qualifications panel will grant the Company’s request for continued listing on the Nasdaq Capital Market.  If the Nasdaq delisting qualifications panel determines to delist the Company’s securities from the Nasdaq Capital Market, the Company’s common stock would be listed on some other quotation medium, such as the “pink sheets.”

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

The following table identifies the Company’s product warranty activity through June 30, 2006:

Product Warranty
Product warranty liability as of December 31, 2005	1,175,168
Costs incurred during the six months ended June 30, 2006	(284,607)
Product warranty liability as of June 30, 2006	$890,562

(12)                          Letter of Credit

The Company provided to its landlord of its office building a letter of credit secured by cash equivalents in the amount of $600,000 as security on the building lease.  The cash collateral for the letter of credit is classified as a restricted long-term investment.

(13)                          Stockholders’ Deficit and Notes Payable

Durus Financing.  On June 23, 2006, the Company closed the previously announced financing with Durus.  In connection with the closing, the Company sold to Durus pursuant to the terms of a securities purchase agreement 6,453 shares of Series B convertible preferred stock and warrants to purchase 6,453,000 shares of common stock.  The shares of Series B preferred stock are convertible into 6,453,000 shares of common stock in the aggregate at a conversion price of $1.00 per share, subject to certain anti-dilution and other adjustments from time to time as set forth in the certificate of designation of the Series B convertible preferred stock.  Holders of the Series B convertible preferred stock are entitled to elect one director to the Company’s board of directors.  Holders of Series B convertible preferred stock also have voting rights and are entitled to vote, on an as converted basis as set forth in the certificate of designation, together with the holders of common stock as a single class with respect to any matter upon which holders of common stock have the right to vote.  The Company also will be required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B convertible preferred stock prior to taking certain actions.

The Series B convertible preferred stock purchased by Durus has an aggregate liquidation preference of $6,453,000, accrues dividends at the rate of 10% per annum and becomes redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B convertible preferred stock then outstanding or at the option of Durus at an earlier date upon the occurrence of specified trigger events.

In addition, Durus has the option to invest, by itself or with other investors designated by Durus, and at one or more closings, up to an additional $13,547,000 for additional shares of Series B convertible preferred stock and warrants having essentially the same terms as the Series B convertible preferred stock and warrants acquired by Durus at the initial closing.

The Company also entered into a loan agreement with Durus at the closing pursuant to which Durus provided approximately $15.9 million in senior debt for a combination of cash and the cancellation of certain promissory notes of the Company held by Durus.  The loan is evidenced by a secured promissory note.  Durus also has made available to the Company as part of the financing a $5 million line of credit to be used by the Company to fund its ongoing operations to the extent that the Company is unable to obtain other financing and certain funding conditions are met.

The cancelled promissory notes included the $5 million bridge financing provided by Durus to the Company on March 31, 2006, which was rolled into the senior debt at closing.  The senior debt bears interest at 7% per annum and is payable in full on December 31, 2007.  The other promissory notes cancelled at the closing were issued to Durus in 2004 as part of a settlement of a prior matter relating to Durus’ earlier acquisition of the Company’s shares.  The aggregate amount of these promissory notes issued in 2004, which were non-interesting bearing, was approximately $15.8 million.  During the quarter ended March 31, 2006, the Company accelerated the amortization of the discount on such promissory notes in anticipation of the closing.  For the six months ended June 30, 2006, the amount of non-cash interest recognized was approximately $1,115,000, including $389,000 of accelerated discount amortization and interest expense.

Accounting Consideration.

Extinguishment of Debt. Under the criteria of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the June 2006 transactions with Durus resulted in an extinguishment of the original debt.  The extinguishment of the original debt resulted in a loss on extinguishment of approximately $22.6 million based on the carrying value of the extinguished bridge note and prior debt due to Durus compared to the fair value of the newly issued notes, shares of Series B convertible preferred stock, warrants, and the Durus Option, and is recorded as a dividend paid to Durus as the majority shareholder in accordance with Accounting Principles Board (APB) Opinion No. 26, Early Extinguishment of Debt.   The fair value of the newly issued notes was determined by discounting the expected future cash flows of the notes using a discount rate of 14.7%, which is commensurate with fixed-coupon, high-yield corporate bonds.

Series B Convertible Preferred Stock. The Company evaluated the conversion and redemption features of the Series B convertible preferred stock under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and concluded that no embedded features require separation.  The Series B convertible preferred stock is recorded at its June 23, 2006 fair value of $11.0 million, net of approximately $619,000 in related transaction fees, and is classified as mezzanine securities due to their non-mandatory redemption provisions.  The Company believes that it is probable that the outstanding shares of Series B convertible preferred stock will be converted into common stock before being redeemed.  Therefore, the Series B convertible preferred stock is not remeasured to its redemption amount as required under EITF Topic No. D-98.  The Company retained an outside valuation firm to calculate the fair value of the Series B convertible preferred stock and the Durus Option using reasonable estimates for volatility, expected term, dividend yield, risk-free interest rates, and the probability of certain triggering events.

Warrants and Durus Option.  The 6,453,000 outstanding warrants are exercisable upon issuance and are valued at their June 23, 2006 fair value of approximately $3.2 million and are classified as equity securities in accordance with EITF Issue No. 00-19, Accounting for Certain Derivative Instruments Indexed to and Potentially Settled in the Issuer’s Own Stock.  The Company valued the warrants using the Black-Scholes valuation model and reasonable assumptions for volatility, expected term, dividend yield and the risk-free interest rate.

The Durus Option is accounted for as a liability under EITF Issue No. 00-6, Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled In, the Stock of a Consolidated Subsidiary.  The Durus Option was recorded at its June 23, 2006 fair value of $16.3 million at issuance and was re-measured at $21.5 million at June 30, 2006, with the change in fair value recorded in other income and expense. The increase in value relates primarily to the increase in the market price of the Company’s common stock from $0.76 per share on June 23, 2006 to $1.01 per share on June 30, 2006.  Future changes in the fair value of Durus’ option will also be reflected in other income and expense.  Upon additional investment, a pro rata portion of the carrying value of the liability will be removed from the Durus Option amount and will be treated as additional proceeds received by the Company.

Transaction Fees. The Company incurred transaction fees associated with the Durus financing transaction of approximately $1,607,000, of which approximately $619,000 is attributed to the Series B convertible preferred stock and will be accreted on an effective interest rate method through March 2013, the earliest scheduled redemption date, as deemed preferred stock dividends (which reduces earnings available to common stockholders),  $177,000 is attributed to the warrants and is recorded as a reduction to additional paid in capital and $810,000 is attributed to the loan notes and is recorded as a deferred financing cost asset that will be amortized over the term of the senior debt.

Auxiliary Agreements.  The Company also entered into an investor rights agreement on June 23, 2006 with Durus and Artal Long Biotech Portfolio LLC (“Artal”) pursuant to which, among other things, the Company granted Durus the right to appoint four board members and to approve the appointment of the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer. In addition, the investor rights agreement provides that the Company may not take certain actions without the approval of a majority of the board of directors, including the affirmative vote of the directors designated by Durus.  The investor rights agreement also requires that the Company to use its best efforts to register the shares held by the Durus fund and Artal in one or more shelf registration statements.

In addition, the Company entered into a warrant agreement on June 23, 2006, with Continental Stock Transfer & Trust Company, as warrant agent, in connection with the Company’s sale to Durus of warrants to purchase 6,453,000 shares of common stock, at an initial exercise price of $1.10 per share.  Pursuant to the terms of the warrant agreement, the warrant agent will act as agent of the Company with respect to any issuance, transfer, exchange or replacement of warrant certificates issued by the Company pursuant to the securities purchase agreement dated as of March 31, 2006 between the Company and Durus.

Common Stock Purchase Agreement with Fusion Capital Fund.  On January 13, 2006, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”).  Funding under the agreement commences once the Securities and Exchange Commission declares effective a registration statement relating to the transaction and will continue over a 25-month period. The Company has not filed a registration statement with respect to this transaction at this time. Under the agreement, as long as the market price of the Company’s common stock remains above $0.10 and certain other conditions are satisfied, the Company is permitted to sell to Fusion Capital up to $40,000 of common stock on each market trading day, up to an aggregate of $20,000,000 of common stock.

Under an amendment to the common stock purchase agreement dated January 27, 2006, the Company and Fusion Capital agreed that the Company shall not effect any sale under the agreement and Fusion Capital shall not have the right or obligation to purchase any shares of common stock under the agreement to the extent that after giving effect to such purchase, the “Exchange Cap” has been reached. The “Exchange Cap” will be deemed to have been reached if, at any time prior to the stockholders of the Company approving the transaction contemplated by the agreement, the shares purchased would, together with all shares previously purchased under the agreement, exceed 5,998,405 shares of common stock (19.99% of the 30,007,031 outstanding shares of common stock as of the date of the agreement). The Company may, but shall be under no obligation to, request its stockholders to approve the transaction contemplated by the agreement.

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

Fusion Capital may terminate the agreement upon the occurrence of an event of default, which includes a material adverse change in the Company’s business or the failure of the common stock to be listed on the Nasdaq National Market, the Nasdaq Capital Market or the Nasdaq OTC Bulletin Board. In addition, Fusion Capital has the right to terminate the agreement if sales under the agreement have not commenced by September 30, 2006.  The Company expects to request that Fusion Capital provide the Company with additional time within which to begin to sell shares to Fusion Capital under the agreement, but there can be no assurance that Fusion Capital will agree to any such request.  The Company has the right to terminate the agreement at any time effective upon one trading day’s notice.

In connection with the agreement, in January 2006, the Company issued 2,170,543 shares of common stock to Fusion Capital as a commitment fee.  The Company has recorded $1,276,215 in prepaid and other expenses associated with the agreement.  These costs consist of the cost of the shares issued to Fusion Capital and external professional fees associated with the transaction. To the extent that funding is obtained, the Company will reduce the prepaid and other expenses against additional paid-in capital until the full amount is utilized.  If the Company does not utilize the stock purchase agreement with Fusion Capital, the Company will recognize the deferred costs as expense.

DEKA Agreement.  On November 1, 2005, the Company entered into a research, development and license agreement with DEKA Products Limited Partnership and DEKA Research and Development Corp. (“DEKA”) to

develop a next generation product for the Company consisting of certain hemodialysis equipment and related solution preparation processes.  DEKA will be compensated for its development work on a cost plus basis, which will be generally determined based upon DEKA’s costs incurred and hours spent on the project.  The Company made payments to DEKA of approximately $2,150,000 for services performed through June 30, 2006.  The Company is required to make payments to DEKA, subject to periodic reconciliation to DEKA’s actual costs incurred and hours spent pursuant to the project.   The amount paid to DEKA is currently approximately $225,000 per month. That amount is expected to increase as the Company executes its restructuring plan.

The agreement provided for the issuance to DEKA of warrants to purchase 350,000 shares of the Company’s common stock.  The warrants become exercisable upon achievement of specified milestones.  The exercise price of the warrants is $1.62 per share, the average of the high and low trading price of the Company’s common stock on the Nasdaq National Market System on the date of execution of the agreement.  The warrants have a term of ten years.  If specified dates that are targeted for reaching milestones in the agreement are not achieved, warrants to purchase up to 120,000 shares of the Company’s common stock may be forfeited by DEKA.  If the milestones are not achieved, no warrants will vest.

On March 31, 2006, DEKA achieved the first milestone, concept freeze of the Product, and warrants to purchase 100,000 shares of the Company’s common stock vested pursuant to this portion of the warrants grant.  The fair value of the warrants was estimated using the Black-Scholes option pricing model. The related expense of $117,000 was recorded as research and development expense during the first quarter of 2006.  In accordance with EITF Issue No. 00-19, the warrants are treated as a liability and revalued each period. The warrants are recorded in other long term liabilities and are revalued each quarter with the resulting change in value recorded as an increase or decrease to research and development expense.  The change in value during the second quarter was approximately $32,000, and was recognized as a decrease to research and development expense.

Redemption of Rights.  On March 31, 2006, the Company’s board of directors terminated the rights agreement dated as of October 28, 1996, as amended, between the Company and Computershare Trust Company, N.A. (as successor Rights Agent to EquiServe Trust Company, N.A.), and authorized the redemption of all outstanding Rights (as defined in the rights agreement).  In consideration of the redemption of the Rights, the Company issued an aggregate of 243,558 shares of its common stock valued at $321,873.  As provided in the rights agreement, stockholders were entitled to receive the redemption price, which was $0.01 per Right payable in shares of the Company’s common stock.

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

Concurrent with the reduction in force, the Company’s Senior Vice Presidents and Chief Executive Officer agreed to take a temporary 20% deferral of base pay beginning February 1, 2006.  Full salaries were reinstated on June 15, 2006 and the deferred salary was repaid at that time. The payments in the quarter ended June 30, 2006 totaled approximately $58,000.  Additionally, the Company cancelled the 2005 bonus plan for all employees and executive officers. The Company put a bonus plan in place for employees whose employment continues through each quarter of 2006, with the quarterly payment based on a percentage of each employee’s base compensation. The total amount of payments for 2006 is expected to be approximately $564,000.   Payments for the three and six months ended June 30, 2006 were $76,000 and $179,000, respectively.

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

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,		Total Assets As of
	2006	2005	2006	2005	June 30, 2006	December 31, 2005
United States	$478,944	$495,098	$1,153,539	$993,307	$13,829,390	$18,888,381
United Kingdom	139,561	(9,920)	189,560	26,161	246,896	267,566

Total	$618,505	$485,178	$1,343,100	$1,019,468	$14,076,286	$19,155,947

The Company’s largest customers, DaVita, West Pavilion Dialysis and Commonwealth Dialysis accounted for 16%, 11% and 9%, respectively, of revenues (by dollar volume) for the three months ended June 30, 2006.   For the quarter ended June 30, 2005, the Company’s largest customers, Da Vita, Northwest Kidney Center and Kaiser Hospital accounted for 23%, 11% and 10%, respectively, of revenue.  For the six months ended June 30, 2006, the Company’s largest customers Da Vita, West Pavilion Dialysis and the Dialysis Centers of Lincoln accounted for 20%, 9% and 8%, respectively, of revenues.  For the six months ended June 30, 2005, the Company’s largest customers Da Vita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 17%, 12% and 11%, respectively, of revenues.  All of these customers are located in the United States.  The Company began concentrating its business in certain markets in December, 2005.  As a result, the Company believes that its largest customers could change in future periods.

(16)                          Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in a loss position and does not pay income taxes.  Therefore, the adoption of FIN 48 is not expected to have a significant impact on the Company’s financial statements.

(17)                          Subsequent Event

On August 14, 2006, the Company announced a restructuring plan focused on the development and launch of its next-generation PHD machine.  The new machine is being designed to provide attractive cost savings to both the customer and the Company with increased reliability, while preserving the clinical benefits and safety demonstrated by the current PHD.  As part of the new strategy, the Company is reducing its monthly spend on commercial activities while committing more resources toward new product development.  To reduce costs, the Company is focusing marketing and service of the existing PHD machine on a small number of key markets and will exit most current markets by the end of 2006.  This will enable the Company to reduce its use of cash, while maintaining key business relationships with some of its largest customers.  The Company also expects to reduce its headcount by 35% from 65 employees to approximately 42 employees as part of the restructuring plan. The headcount reduction is expected to be completed by the end of 2006. The decision to reduce the scope of operations was made in the third quarter of 2006, and accordingly the financial impact is not reflected in the Company’s June 30, 2006 financial statements.

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

On March 27, 2002, we announced receipt of 510(k) clearance from the FDA to market the PHD System in the United States.  The FDA clearance included the following specific indications for use:  (1) treatment of the chronic or acute uremic patient where hemodialysis, including high flux dialysis, is prescribed by the physician; and (2)hemodialysis in a variety of environments, to include acute care facilities, chronic dialysis facilities, self-care facilities, or the home setting, where the patient has been trained and certified to be competent in the use of this device by the attending physician.  The FDA required 510(k) clearance prior to the commercialization of the PHD System in the United States.

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

Since our cost structure exceeded the level required by our near term revenue opportunities, on December 6, 2005, we announced a plan to realign our service network by designating geographic operating districts (referred to as “PODS” or “PHD operating districts”), which showed the highest adoption rates for the PHD System.  The plan included several operational changes designed to significantly reduce our cash burn rate and provide a more focused resource allocation.

On August 14, 2006, we announced a restructuring plan focused on the development and launch of our next-generation PHD machine.  The new machine is being designed to provide attractive cost savings to both the customer and our Company with increased reliability, while preserving the clinical benefits and safety demonstrated by the current PHD.  As part of our new strategy, we are reducing our monthly spend on commercial activities while committing more resources toward new product development.  To reduce costs, we are focusing marketing and service of the existing PHD machine on a small number of key markets and will exit most current markets by the end of 2006.  This will enable us to reduce our use of cash, while maintaining key business relationships with some of our largest customers.  We also expect to reduce our Company’s headcount by 35% from 65 employees to approximately 42 employees as part of the restructuring plan. The headcount reduction is expected to be completed by the end of 2006. The decision to reduce the scope of operations was made in the third quarter of 2006, and accordingly the financial impact is not reflected in our June 30, 2006 financial statements.

As we continue with our efforts to provide our current PHD System to selected markets, there are a number of factors that affect our ability to add new patients and the number of clinics with which we work.   These factors include the number of new patients a particular clinic can service, the status of that clinic’s home certification and the length of time required to train nurses and patients.

In addition, clinics consider reimbursement options when deciding whether or not to implement a home program, such as the PHD System.  Effective January 1, 2005, the Medicare composite rate for a dialysis treatment increased 1.6%. The actual amount varies by geography. The composite payment rates now also include a drug add-on adjustment, rather than a separate reimbursement rate for drug usage.  In addition, effective April 1, 2005, each ESRD facility’s rate is case-mix adjusted based on certain patient characteristics.  Effective January 1, 2006, the base composite payment rates were increased to $130.40 for independent ESRD facilities and $134.53 for hospital-based ESRD facilities.  The drug add-on adjustment for 2006 is 14.5% of the base composite payment rate.    The changes to Medicare reimbursement should improve the economics of the PHD System for clinics and could influence their decision to use the PHD System.  Further changes in reimbursement are also under consideration by the government, including the possible bundling of reimbursement for dialysis treatment, drugs and lab tests into a composite rate.  We believe that these changes may further improve economics of the PHD System for clinics, but at this time the substance and timing of any such changes are uncertain.

Service and supplies revenue and cost during the period ended June, 30, 2006, directly relate to the number of PHD Systems in use. As of June, 30, 2006, there were 120 patients on the PHD System.  Service and supplies revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, which is not dependent on service time incurred or materials used.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians.

One trend we are watching in our industry is the consolidation of major providers. Ownership of dialysis clinics in the United States is highly concentrated and is expected to become further concentrated in the near future.  Giving effect to DaVita’s acquisition of Gambro’s dialysis business and Fresenius’ recent acquisition of Renal Care Group’s dialysis business, DaVita and Fresenius control approximately 28% and 35% of the United States dialysis clinics, respectively.  Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates or by competitors of Aksys with whom DaVita or Fresenius may have contractual relationships. Aksys’ ability to market the current or future PHD System to a significant percentage of the dialysis clinics will depend on its ability to develop and maintain relationships with one or both of these companies.

Our largest customers, DaVita, West Pavilion Dialysis and Commonwealth Dialysis accounted for 16%, 11% and 9%, respectively, of revenues (by dollar volume) for the quarter ended June 30, 2006.  For the six months ended June 30, 2006, the Company’s largest customers, Da Vita, West Pavillion Dialysis and the Dialysis Centers of Lincoln accounted for 20%, 9% and 8%, respectively, of revenues.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period.  Fair value is calculated using the Black-Scholes option-pricing model for awards other than those that vest upon reaching a specified market condition.  A Monte Carlo Simulation is used to calculate fair value of awards that vest upon reaching a specified market condition.  The models used to calculate fair value require various highly judgmental assumptions including volatility, and expected option life. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Fair Value of Financial Instruments

The estimated fair value of financial instruments relating to the Durus financing transactions are determined using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

Deferred Tax Asset Valuation

We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income.  In assessing the appropriateness of our valuation, assumptions and estimates are required such as our ability to generate future taxable income.  In the event that we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase our income in the period such determination was made.   Given our historical losses and uncertainty with respect to our ability to generate taxable income, we have established a full valuation allowance at June 30, 2006 and December 31, 2005 and 2004 to reduce the deferred tax assets to zero.

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

Comparison of Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net loss available to common shareholders for the three months ended June 30, 2006 was approximately $33,952,000 ($1.05 per share), compared with approximately $10,753,000 ($0.36 per share) for the three months ended June 30, 2005. The primary factors contributing to the decrease relate to the $22,564,000 loss on the Durus financing transaction that was treated as a dividend paid to the majority shareholder and $322,000 in shares  issued for the redemption of rights. The other factors contributing to the decrease in net loss are discussed below.

We have reduced our costs of sales and total operating expenses through extensive cost-cutting measures, including a reduction in force that occurred in the fourth quarter of 2005.  Additionally, revenues from product rentals and service and supplies have increased slightly for the second quarter of 2006, as compared to the second quarter of 2005.

We have continued to experience net losses, as the cost to service and supply active machines on a per-unit basis exceeds the per-unit revenue generated by those machines.  The first full year in which we recorded sales was 2003.  We expect to reduce our service costs by controlling the geographic dispersion of our machines. This will require our service technicians to travel less and be more efficient.  We completed cost reductions to the PHD System in late 2003 that reduced the cost of the machine by approximately 25%.

Additional details as to our financial performance are discussed below.

Clinic Partnership Agreements  No new clinic partnership agreements were added in the three months ended June 30, 2006; the total number of signed partnership agreements is 25, a reduction of 31 from a high of 56 clinics.  The activity level under our agreements varies from clinic to clinic and it is anticipated that the number of clinics outside of our designated PHD operating districts will continue to decline.  A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge.  A customer may also enter into a short-term rental agreement.  In order to qualify for Medicare reimbursement, the customer must become home certified.  We provide training to the nurses in the clinics where the patients’ nephrologist is located.  The nurses at the clinic then provide training to patients. Our technicians and nurse educators are available for consultation during patient training.

Revenue.  Consolidated changes to revenue, by category, are summarized in the following table.

	June 30, 2006	June 30, 2005	$ Change	% Change
Product sales	$78,748	$—	$78,748	—
Product rentals	176,839	146,729	30,110	21%
Service and supplies	362,918	338,449	24,469	7%
Total revenue	$618,505	$485,178	$133,327	27%

For the three-month period ended June 30, 2006, revenue was approximately $619,000, a 27% or $133,000 increase from revenue of approximately $485,000 for the three-month period ended June 30, 2005.  Revenue generated from sales of the PHD System was $79,000 for the quarter ended June 30, 2006, an increase of $79,000 from zero for the quarter ended June 30, 2005.  In the United States and United Kingdom, revenue from units sold in the second quarter of 2006 was zero and $79,000, respectively.  While there have been no material changes to our sales price per unit, the number of units sold varies greatly from quarter to quarter.  Increased competition in the home hemodialysis market has contributed to the increase in rentals of our machine over the past two years.  Our customers expect to have the choice of whether to purchase or rent the PHD System, and we allow customers to choose rental arrangements. Rentals are made pursuant to short-term and long-term operating leases. We maintain ownership of the units and classify them as leased assets.  The expectation is that over time some of these rentals may convert to sales. Rental revenue for the three-month period ended June 30, 2006 was approximately $177,000, an increase of $30,000 or 21% from $147,000 for the prior-year period.  During the second quarter of 2006, in the United States and United Kingdom, we recognized $175,000 and $2,000 respectively, of rental revenue from operating leases. During the second quarter of 2005, we recognized rental revenue from operating leases of $145,000 in the United States and $2,000 in the United Kingdom.  The increase is a result of a minor price increase during the first quarter of 2006 as well as additional rental customers.

Product revenue from units sold is recorded when the PHD System has been installed and a patient has started training whereas rental revenue from operating leases is recognized over the duration of the lease, starting when the machine is installed and the patient starts training. As a result, changes in the number of units sold will have a more immediate impact on revenue than changes in the number of rental units. We will continue to extend renting as an option to our customers.

Our largest customers, DaVita, West Pavillion Dialysis and Commonwealth Dialysis accounted for 16%, 11% and 9%, respectively, of revenues (by dollar volume) for the three months ended June 30, 2006.  For the quarter ended June 30, 2005, the Company’s largest customers, Da Vita, Northwest Kidney Center and Kaiser Hospital accounted for 23%, 11% and 10%, respectively, of revenue.  As we pursue our new strategy by focusing on selected markets, we expect that our largest customers will change in future periods.

While there has been no material change to our monthly rental price over the past two years, rental revenue and service and supplies revenue has increased as our patient base generally has grown. Service and supply revenue is generated from patient utilization of each machine we have sold or rented.  The following table shows patient count by quarter.  The number of patients decreased during the second quarter of 2006, as compared to the first quarter of 2006 because of the PODs strategy we began to implement in December 2005, which resulted in some patients outside of our PODs stopping their use of the PHD System.

Date	Number of Patients
December 31, 2004	121
March 31, 2005	126
June 30, 2005	149
September 30, 2005	163
December 31, 2005	179
March 31, 2006	162
June 30, 2006	120

The number of patients using the PHD System reflected in the table above includes patients using the PHD System as a result of either a sale or a rental transaction. Sales were made pursuant to an agreement with a third party leasing provider who leases directly to the dialysis provider, or made directly by Aksys to the customer.

The total number of patients decreased by 42 in the quarter ended June 30, 2006 because we have not replaced patients that stopped using the PHD System in non-POD areas.  The net number of patients within areas designated as PODS decreased slightly in the second quarter.  As a result, we achieved a further concentration of the PHD patient base in the markets in which we are focused.  We expect that our total number of patients will continue to decline as we focus on our new business strategy, which will involve providing our current PHD System to a small number of selected markets.

Service and supplies sold directly relate to the PHD Systems in use.  Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, or sold as individually priced items.  Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments.  Service on the PHD System is for scheduled and unscheduled maintenance and repairs, and is provided by our service technicians.  Service and supplies revenue totaled approximately $363,000 for three-month period ended June 30, 2006, an increase of $24,000, or 7%, from $338,000 for the three-month period ended June 30, 2005.  Service and supplies revenue in the United States and United Kingdom for the second quarter of 2006 was $304,000 and $59,000, respectively. For the second quarter of 2005, service and supplies revenue in the United States and United Kingdom was $305,000 and $33,000, respectively.  The increase is a result of a minor price increase during the first quarter of 2006 offset by a decrease in the number of customers using purchased machines in the United States.  As more customers use rental machines, rental revenue will increase faster than service and supply revenue. The number of patients in the United Kingdom increased over the past year, although the number is still not material to our financial results.

Rental revenue and service and supply revenue did not decrease despite the drop in patient numbers because the average number of patients using the PHD System during the quarter was higher in the second quarter of 2006 than the second quarter of 2005, and because of minor price increases in the first quarter of 2006.

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

Cost of sales.  Total cost of sales for the three months ended June 30, 2006 was approximately $2,248,000 compared to $5,257,000 in the three months ended June 30, 2005, a decrease of $3,009,000 or 57%.

A summary of cost of sales is presented in the following table.

	June 30, 2006	June 30, 2005	$ Change	% Change
Product sales	$277,156	$2,878,563	$(2,601,407)	(90)%
Product rentals	287,553	508,472	(220,919)	(43)%
Service and supplies	1,683,391	1,869,623	(186,232)	(10)%
Total cost of sales	$2,248,100	$5,256,658	$(3,008,558)	(57)%

Product sales cost of sales.  Product sales cost of sales was approximately $277,000 for the three months ended June 30, 2006, a decrease of $2,601,000 or 90% from $2,879,000 for the three months ended June 30, 2005.  During the quarter ended June 30, 2005, we recorded a warranty reserve of $1,261,000 to address replacement costs of certain older machines that had been sold to customers. A portion of this reserve, $110,000, was reversed in the quarter ended June 30, 2006, because it was no longer needed as a result of returned machines which will not be replaced.  In addition, in the quarter ended June 30, 2005, we recorded a reserve for excess and obsolete inventory of $1,038,000 because of potentially excess raw materials inventory. No similar expense was recorded in the quarter ended June 30, 2006.  The manufacturing and operations expenses associated with handling the finished PHD Systems decreased by $178,000 in the quarter ended June 30, 2006 compared to the comparable period of 2005 because fewer resources were required for manufacturing, distribution and inventory management.

We previously contracted with Delphi Medical Systems Colorado Corporation (“Delphi”), a contract manufacturer of medical devices, to assemble and produce the PHD System. On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on our relationship with Delphi is unclear. We have a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain component inventory that is located at Delphi’s warehouses. In addition, as of June 30, 2006, we had a cash deposit with Delphi of $1.4 million as security for certain purchase obligations. On July 31, 2006, we filed a proof of claim in the amount of approximately $2.9 million in connection with Delphi and its parent corporation’s bankruptcy proceedings. Our ultimate ability to collect all or any portion of these amounts is uncertain. Delphi was the sole supplier of the PHD System and we do not have a contract or other arrangement in place with alternative manufacturers to supply us with the PHD System.

On July 5, 2006, we received a letter from Delphi which alleged that the contract manufacturing agreement between the parties terminated on May 14, 2006 due to our nonpayment of amounts which Delphi alleges it is owed under the contract.  On or about August 11, 2006, Delphi filed an action against us in Delphi’s bankruptcy court proceedings alleging we owe Delphi approximately $4.0 million in accounts receivable and for inventory in Delphi’s possession and that such amount is not subject to reduction.  We believe that there are meritorious defenses to Delphi’s claims, including the application of certain credits, and intend to pursue these defenses.  We have recorded a liability to reflect the uncertainty associated with the bankruptcy filing and the claims asserted by Delphi based on an estimate of the range of financial outcomes.  It is possible that a change in the estimate could occur in the near term.

We believe that we have a sufficient inventory of new machines and spare parts on hand to continue operations for several months without any further shipments from Delphi. However, we may experience increased costs, disruptions in operations and a loss of revenue if we are unable to resolve this dispute on a timely basis or alternatively if we are unable to either resume purchases of spare parts from Delphi or establish new sourcing relationships for spare parts which comply with all requisite regulatory requirements on acceptable terms prior to resolution of the dispute.

Product rentals cost of sales.  Product rentals cost of sales was approximately $288,000 for the three-month period ended June 30, 2006, a decrease of $221,000 or 43% from $508,000 for the three months ended June 30, 2005. In the second quarter of 2005 we recorded an expense of $288,000 to remove older rental machines from service.  A similar expense was not required in 2006. This decrease is offset by an increase of $69,000 for depreciation expenses related to additional machines being placed in the rental pool throughout the second half of 2005

Service and supplies.  Service and supplies costs for the three-month period ended June 30, 2006 were approximately $1,683,000, a decrease of $186,000 or 10% from $1,870,000 for the three-month period ended June 30, 2005.  The cost of spare parts and consumable supplies decreased in the three-month period ended June 30, 2006, compared to the comparable period of 2005, by $347,000 because of fewer initiatives to enhance performance of the existing version of the PHD System and because fewer patients used the PHD System.  We also realized a cost savings of $459,000 in personnel expenses related to the restructuring plan announced in December 2005.  These decreases were offset by a $670,000 increase in the excess and obsolescence reserve for spare parts to reflect the lower number of expected patients.

Operating expenses.  Operating expenses for the three months ended June 30, 2006 were approximately $4,014,000, a decrease of $1,677,000 or 29%, from $5,691,000 for the three months ended June 30, 2005.  Fluctuations in each specific area are discussed below.

Research and development expenses.  For the quarter ended June 30, 2006, research and development expenses were approximately $1,954,000, a decrease of $517,000 or 21% from $2,471,000 for the quarter ended June 30, 2005.  The decrease was primarily due to a reduction in personnel costs of $596,000 and a $480,000 decrease in prototype costs and lab fees relating to the current version of the PHD System, offset by an increase of $563,000 in spending with DEKA for the next generation PHD System.  Total expenses associated with DEKA were $927,000 in the quarter ended June 30, 2006.

Sales and marketing expenses.  For the three months ended June 30, 2006, sales and marketing expenses were approximately  $461,000, a decrease of $745,000 or 62% from $1,206,000 for the three-month period ended June 30, 2005.  The decrease was due to a decrease in personnel and travel costs of $608,000 and a decrease in marketing programs and related fees of $102,000 as a result of our more focused sales approach.

General and administrative expenses.  For the three months ended June 30, 2006, general and administrative expenses were approximately $1,599,000, a decrease of $415,000 or 21% from $2,014,000 for the three-month period ended June 30, 2005.  The decrease is due to a decrease in personnel related costs of $183,000 and a decrease of $226,000 in recruiting and other professional fees.

Other income and expense. For the three months ended June 30, 2006, other net expense was approximately $5,422,000, an increase of $5,132,000 from a net expense of $290,000 in the comparable prior-year period. Net expense increased primarily because of the financing transaction with Durus which closed on June 23, 2006. As a result of this transaction, Durus has the option to invest additional funds in our Company in exchange for preferred stock and warrants. The value of this option on the date of the transaction was approximately $16,324,000 and is classified as a current liability. Since it is a liability, the value is adjusted each period. As of June 30, 2006, the value of the liability had increased to $21,462,000, an increase of $5,138,000. The increase in the value of the option is related to the increase in the price of our common stock from June 23, 2006 to June 30, 2006 and treated as an expense and is included in other income and expense.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net loss available to common shareholders for the six months ended June 30, 2006 was approximately $41,058,000 ($1.28 per share), compared with approximately $19,751,000 ($0.66 per share) for the six months ended June 30, 2005. The primary factors contributing to the decrease relate to the $22,564,000 loss on the Durus financing transaction that was treated as a dividend paid to the majority shareholder and $322,000 in shares issued for the redemption of rights. The other factors contributing to the decrease in net loss are discussed below.

Revenue.  Consolidated changes to revenue, by category, are summarized in the following table.

	June 30, 2006	June 30, 2005	$ Change	% Change
Product sales	$114,748	$98,380	$16,368	17%
Product rentals	409,241	285,493	123,748	43%
Service and supplies	819,111	635,595	183,516	29%
Total revenue	$1,343,100	$1,019,468	$323,632	32%

For the six months ended June 30, 2006, revenue was approximately $1,343,000, a 32% or $324,000 increase from revenue of approximately $1,019,000 for the six-month period ended June 30, 2005.  Revenue generated from sales of the PHD System was $115,000 for the six months ended June 30, 2006, an increase of 16,000 or 17% from

$98,000 for the six months ended June 30, 2005.  Revenue from units sold in the first six months of 2006 in the United States and United Kingdom was $36,000 and $79,000, respectively.  In the first six months of 2005, revenue from units sold in the United States and United Kingdom was $98,000 and zero, respectively.  While there have been no material changes to our sales price per unit, the number of units sold varies greatly from quarter to quarter.

Rental revenue for the six-month period ended June 30, 2006 was $409,000, an increase of $124,000 or 43% from $285,000 for the prior-year period.  During the six months ended June 30, 2006, in the United States and United Kingdom, we recognized $405,000 and $4,000, respectively, of rental revenue from operating leases.  During the six months ended June 30, 2005, we recognized rental revenue from operating leases of $281,000 in the United States and $4,000 in the United Kingdom.  The increase rental revenues in the first six months of 2006 as compared to 2005 relates to a minor price increase in the first quarter of 2006 as well as an increase in the average number of patients in the first half of 2006 compared to the first half of 2005.

Service and supplies revenue totaled approximately $819,000 for six months ended June 30, 2006, an increase of $183,000, or 29%, from $636,000 for the six months ended June 30, 2005.  Service and supplies revenue in the United States and United Kingdom for the six months ended June 30, 2006 was $712,000 and $107,000, respectively. For the six months ended June 30, 2005, service and supplies revenue in the United States and United Kingdom was $568,000 and $67,000, respectively.  The increase is a result of a minor price increase during the first quarter of 2006 as well as an increase in the average number of patients in the first half of 2006 compared to the first half of 2005.

Our largest customers for the six months ended June 30, 2006, Da Vita, West Pavilion Dialysis and the Dialysis Centers of Lincoln, accounted for 20%, 9% and 8%, respectively, of revenues. For the six months ended June 30, 2005, the Company’s largest customers, Da Vita, the Dialysis Centers of Lincoln and Northwest Kidney Center accounted for 17%, 12% and 11%, respectively, of revenues. As we pursue our new strategy by focusing on selected markets, we expect that our largest customers will change in future periods.

Cost of sales.  Total cost of sales for the six months ended June 30, 2006 was approximately $4,044,000 compared to $9,023,000 in the six-month period ended June 30, 2005, a decrease of $4,979,000 or 55%.

A summary of cost of sales is presented in the following table.

	June 30, 2006	June 30, 2005	$ Change	% Change
Product sales	$660,833	$3,616,983	$(2,956,150)	(82)%
Product rentals	589,187	1,954,740	(1,365,553)	(70)%
Service and supplies	2,794,227	3,451,345	(657,118)	(19)%
Total cost of sales	$4,044,247	$9,023,068	$(4,978,821)	(55)%

Product sales cost of sales. Product sales cost of sales was approximately $661,000 for the six months ended June 30, 2006, a decrease of $2,956,000 or 82% from $3,617,000 for the six months ended June 30, 2005. Product sales cost of sales decreased because during the first six months of 2005 we recorded an estimated warranty reserve of $1,261,000 to address replacement costs of certain older machines that had been sold to customers. A portion of this reserve, $110,000, was reversed in the six months ended June 30, 2006 because the warranty replacement work had been completed in an amount less than previously estimated. In addition, in the first six months of 2005, we recorded a reserve for excess and obsolete inventory of $1,038,000 because of estimated excess raw materials inventory. No similar expense was recorded in the six months ended June 30, 2006. The manufacturing and operations expenses associated with handling the finished PHD Systems decreased by $322,000 in the six months ended June 30, 2006 compared to the comparable period of 2005 because fewer resources were required for manufacturing, distribution and inventory management.

Product rentals cost of sales.  Product rentals cost of sales was approximately $589,000 for the six months ended June 30, 2006, a decrease of $1,366,000 or 70% from $1,955,000 for the six-month period ended June 30, 2005. During the first quarter of 2005, we determined that a design flaw required certain PHD machines to be replaced throughout 2006, before the end of their previously estimated useful life.  An impairment charge of $1,370,000 was recorded in the six months ended June 30, 2005, to adjust the carrying amount of these rental machines to fair value and the estimated useful life of these machines was revised.  We did not record any such impairment charges in the six months ended June 30, 2006. This decrease in product rental cost of sales was partially offset by an increase in depreciation expense of $175,000 due to an increase in the number of machines within leased by customers.

Service and supplies.  Service and supplies costs for the six months ended June 30, 2006 were approximately $2,794,000, a decrease of $657,000 or 19% from $3,451,000 for the six months ended June 30, 2005.  The cost of spare parts and consumable supplies decreased by $622,000 because of fewer initiatives to enhance performance of the existing version of the PHD System and because fewer patients used the PHD System.  We also realized a cost savings of $680,000 in personnel expenses related to the reduction in force implemented in the fourth quarter of 2005.  These decreases were offset by a $670,000 increase in the excess and obsolescence reserve estimate for spare parts.

Operating expenses.  Operating expenses for the six months ended June 30, 2006 were approximately $9,349,000, a decrease of $1,961,000 or 17%, from $11,310,000 for the six months ended June 30, 2005.  Fluctuations in each specific area are discussed below.

Research and development expenses.  For the six months ended June 30, 2006, research and development expenses were approximately $3,657,000, a decrease of $851,000 or 19% from $4,508,000 for the six months ended June 30, 2005.  The decrease was primarily due to a reduction in personnel costs of $1,119,000 and a $694,000 decrease in prototype costs and lab supplies relating to the current version of the PHD System.  The decreases were offset by an increase of $1,005,000 in spending with DEKA for the next generation PHD System  Total expenses associated with DEKA were $1,619,000 for the six months ended June 30, 2006, including $85,000 in expense associated with warrants to purchase 100,000 shares of common stock that were granted upon achievement of a milestone in the project development.  The warrants are recorded in other long term liabilities and are revalued each quarter with the resulting change in value recorded as an increase or decrease to research and development expense.

Sales and marketing expenses.  For the six months ended June 30, 2006, sales and marketing expenses were approximately $1,169,000, a decrease of $1,284,000 or 52% from $2,453,000 for the six months ended June 30, 2005.  Personnel costs and travel decreased $894,000 and marketing programs decreased $375,000 as a result of our more focused sales approach.

General and administrative expenses.  For the six months ended June 30, 2006, general and administrative expenses were approximately $4,523,000, an increase of $174,000 or 4% from $4,349,000 for the six months ended June 30, 2005.  General decreases in salary, benefits and contract labor of $151,000 were offset by an increase in legal and other professional fees of $351,000.

Other income and expense. For the six months ended June 30, 2006, other net expense was $6,122,000, an increase of $5,684,000 from a net expense of $438,000 in the comparable prior-year period. The increase in net expense is due primarily because of the financing transaction with Durus which closed on June 23, 2006. As a result of this transaction, Durus has the option to invest additional funds in our Company in exchange for preferred stock and warrants. The value of this option on the date of the transaction was approximately $16,324,000 and is classified as a current liability. Since it is a liability, the value is adjusted each period. As of June 30, 2006 the value of the liability had increased to $21,462,000, or $5,138,000. The increase in the value of the option is related to the increase in the price of our common stock from June 23, 2006 to June 30, 2006 and is treated as an expense and is included in other income and expense. In addition, net expense increased due to the impact of accelerated amortization of the discount on the notes payable to Durus during the second quarter of 2006. The amortization of the discount on the prior notes was accelerated as the prior notes were replaced with new financing upon the closing of the financing transaction with Durus.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in a loss position and do not pay income taxes.  Therefore, the adoption of FIN 48 is not expected to have a significant impact on our financial statements.

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

During 2006, we expect to use approximately $20 to $22 million in our operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop our next generation product. We believe that cash and cash equivalents of approximately $2.8 million at June 30, 2006, and future drawings on the $5 million line of credit received from Durus, are only sufficient to finance our operations into late 2006. We expect to access the line of credit provided by Durus in the third quarter of 2006. Durus also has the option to invest an additional $13.5 million in exchange for preferred stock and warrants.

We received a letter dated as of March 31, 2006, in which our majority stockholder, Durus, stated its intention, and confirmed its ability, to provide financing necessary to fund our operations at least through January 1, 2007.  However, this letter does not represent a legally binding commitment of Durus to provide us with any financing, and the letter further provides that there are no third party beneficiaries to this letter.

We are seeking to raise additional capital required to fund commercial activities.  We believe that we have a variety of possible sources for additional financing and we are evaluating various funding strategies to assure that we raise money on the most favorable terms.  However, there can be no assurance that we will be able to raise the capital we will need or on terms acceptable to us or our majority stockholder, or at all.  Further, due to the recent trading prices of our common stock and the possible delisting of our stock due to failure to meet minimum listing requirements, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of existing stockholders.

If we are unable to obtain additional financing on acceptable terms, our ability to operate our business will be materially and adversely impacted and our liquidity would be severely impaired, giving rise to substantial doubt regarding our ability to continue as a going concern beyond 2006. We are taking certain steps to restructure our business to conserve cash, including a reduction in force during the fourth quarter of 2005 and the restructuring of our business we plan to implement in the third quarter of 2006.  In the event we are not able to raise capital for operations beyond late 2006, we may need to take additional steps to reduce our operations.

At June 30, 2006, the net operating losses available to offset future taxable income were approximately $181 million.  The net operating loss carryforwards expire at various dates beginning in 2015.  As a result of the annual limitation imposed on the use of any net operating loss carryforwards, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our deferred tax assets at June 30, 2006.

Cash Flows

We have financed our operations to date primarily through public and private sales of equity and debt securities and proceeds from our settlement with Durus.  At June 30, 2006, we had cash and cash equivalents of $2,776,000.  In addition, at June 30, 2006, we had restricted long-term investments of $600,000. We believe that inflation generally has not had a material impact on our operations or liquidity to date.

Net cash used in operating activities was $10,705,000 for the six months ended June 30, 2006 as compared to net cash used in operating activities of $13,708,000 in the six months ended June 30, 2005. Net cash used in operating activities decreased for the six months ended June 30, 2006 by $3,003,000 as compared to the six months ended June 30, 2005 because of a $1,580,000 decrease in net loss from $19,751,000 in the six months ended June 30, 2005 to $18,172,000 in the six months ended June 30, 2006. Included in the net loss are non-cash expenses for asset impairment, non-cash interest expense, depreciation and amortization and equity compensation expense. Non-cash expenses increased in the six months ended June 30, 2006 by $4,831,000, from $2,740,000 in the six months ended June 30, 2005, to $7,571,000. Included in non-cash expense is a charge for $5,138,000 to reflect the change in value of Durus’ option to purchase additional preferred stock and warrants, from the closing date of the transaction, June 23, 2006, to June 30, 2006. In addition, we used more cash to reduce accounts payable in 2006 than in 2005, and spent more cash on prepaid items such as deferred offering costs associated with the Durus transaction.

Net cash provided by investing activities was $7,283,000 in the for the six months ended June 30, 2006, primarily from the receipt of $7,221,000 in proceeds from investments sold at the end of 2005. In the six months ended June 30, 2005, cash provided by investing activities consisted primarily of proceeds from the maturities and sales of investments of $14,437,000.

Net cash provided by financing activities was $5,663,000 for the six months ended June 30, 2006, as compared to $87,000 for the six months ended June 30, 2005. On March 31, 2006, we received $5,000,000 from Durus as a bridge loan pending closing of the larger financing transaction, which occurred on June 23, 2006. We received $1,454,000 as part of the larger transaction that closed on June 23, 2006. The proceeds received in June were used to pay legal fees associated with the financing. A portion of these legal fees were allocated to the preferred stock and warrants and offset the proceeds as financing activities.

Recent Financing Activities

Durus Financing.  On June 23, 2006, we closed the previously announced financing with Durus.  In connection with the closing, we sold to Durus pursuant to the terms of a securities purchase agreement 6,453 shares of Series B convertible preferred stock and warrants to purchase 6,453,000 shares of common stock.  The shares of Series B preferred stock are convertible into 6,453,000 shares of common stock in the aggregate at a conversion price of $1.00 per share, subject to certain anti-dilution and other adjustments from time to time as set forth in the certificate of designation of the Series B convertible preferred stock.  Holders of the Series B convertible preferred stock are entitled to elect one director to our board of directors.  Holders of Series B convertible preferred stock also have voting rights and shall be entitled to vote, on an as converted basis as set forth in the certificate of designation, together with the holders of common stock as a single class with respect to any matter upon which holders of common stock have the right to vote.

The Series B convertible preferred stock purchased by Durus has an aggregate liquidation preference of $6,453,000, accrues dividends at the rate of 10% per annum and becomes redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B convertible preferred stock then outstanding or at the option of Durus at an earlier date upon the occurrence of specified trigger events.  These triggering events include a material default by us of the investor rights agreement discussed below, the occurrence of a change of control of our Company, we become insolvent or otherwise fail to pay our debts as they become due, or any indebtedness of our Company in the aggregate principal amount in excess of $1,000,000 is accelerated and declared immediately due and payable.  In addition, we will be required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B convertible preferred stock prior to taking certain actions.

We also entered into a loan agreement with Durus at the closing pursuant to which Durus provided approximately $15.9 million in senior debt for a combination of cash and the cancellation of certain promissory notes of our Company held by Durus. The loan bears interest at 7% per annum and is payable in full on December 31, 2007. The loan is evidenced by a secured promissory note. Durus also has made available to us as part of the financing a $5 million line of credit to be used by us to fund our ongoing operations to the extent that we are unable to obtain other financing and certain funding conditions are met.

The cancelled promissory notes included the $5 million bridge financing provided by Durus to us on March 31, 2006, which was rolled into the senior debt at closing. The other promissory notes cancelled at the closing were issued to Durus in 2004 as part of a settlement of a prior matter relating to Durus’ earlier acquisition of our shares. The aggregate amount of these promissory notes issued in 2004, which were non-interesting bearing, was approximately $15.8 million. During the quarter ended March 31, 2006, we accelerated the amortization of the discount on such promissory notes in anticipation of the closing. For the six months ended June 30, 2006, the amount of non-cash interest recognized was approximately $1,115,000, including $389,000 of accelerated discount amortization.

In addition, we entered into an investor rights agreement on June 23, 2006 with Durus and Artal Long Biotech Portfolio LLC (“Artal”) pursuant to which, among other things, we granted Durus the right to appoint four board members and to approve the identity of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. In addition, the investor rights agreement provides that we may not take certain actions without the approval of a majority of the board of directors, including the affirmative vote of the directors designated by Durus.  The investor rights agreement also requires that we use our best efforts to register the shares held by the Durus fund and Artal in one or more shelf registration statements.

We also entered into a warrant agreement on June 23, 2006, with Continental Stock Transfer & Trust Company, as warrant agent, in connection with our sale to Durus of warrants to purchase 6,453,000 shares of common stock, at an initial exercise price of $1.10 per share.  The warrants have a five-year term.  Pursuant to the terms of the warrant agreement, the warrant agent will act as agent of the Company with respect to any issuance, transfer, exchange or replacement of warrant certificates issued by us pursuant to the securities purchase agreement dated as of March 31, 2006 between our Company and Durus.

Common Stock Purchase Agreement with Fusion Capital Fund.  On January 13, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”).  Funding under the agreement commences once the Securities and Exchange Commission declares effective a registration statement relating to the transaction and will continue over a 25-month period.  We have not filed a registration statement with respect to this transaction at this time. Under the agreement, as long as the market price of our common stock remains above $0.10 and certain other conditions are satisfied, we are permitted to sell to Fusion Capital up to $40,000 of common stock on each market trading day, up to an aggregate of $20,000,000 of common stock.

Under an amendment to the common stock purchase agreement dated January 27, 2006, we and Fusion Capital agreed that we shall not effect any sale under the agreement and Fusion Capital shall not have the right or obligation to purchase any shares of common stock under the agreement to the extent that after giving effect to such purchase, the “Exchange Cap” has been reached. The “Exchange Cap” will be deemed to have been reached if, at any time prior to our stockholders approving the transaction contemplated by the agreement, the shares purchased would, together with all shares previously purchased under the agreement, exceed 5,998,405 shares of common stock (19.99% of the 30,007,031 outstanding shares of common stock as of the date of the agreement). We may, but shall be under no obligation to, request our stockholders to approve the transaction contemplated by the agreement.

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

Fusion Capital may terminate the agreement upon the occurrence of an event of default, which includes a material adverse change in our business or the failure of our common stock to be listed on the Nasdaq National Market, the Nasdaq Capital Market or the Nasdaq OTC Bulletin Board. In addition, Fusion Capital has the right to terminate the agreement if sales under the agreement have not commenced by September 30, 2006.  We expect to request that Fusion Capital provide us with additional time within which to begin to sell shares to Fusion Capital under the agreement, but there can be no assurance that Fusion Capital will agree to any such request.  We have the right to terminate the agreement at any time effective upon one trading day’s notice.  In connection with the agreement, in January 2006, we issued 2,170,543 shares of common stock to Fusion Capital as a commitment fee.

Listing of Company’s Common Stock on the Nasdaq Capital Market. On July 6, 2006, we received a letter from the Nasdaq Stock Market determining that our securities are subject to delisting based upon our failure to comply with Nasdaq Marketplace Rule 4310(c)(2)(B)(ii), which requires that we maintain a market value of listed securities of at least $35 million.  The notice from Nasdaq follows our announcement on June 5, 2006 that we had been provided a 30-day period through June 30, 2006, to regain compliance with this listing standard in accordance with Marketplace Rule 4310(c)(8)(C).  Our securities previously were listed on the Nasdaq National Market before the listing was transferred by Nasdaq to the Nasdaq Capital Market in February 2006.  The transfer of our securities to the Nasdaq Capital Market followed our receipt of a letter from Nasdaq in November 2005 notifying us that we had failed to comply with certain continued listing requirements of the Nasdaq National Market relating to the amount of our stockholders’ equity and the market value of our listed securities.

We have requested a hearing before a Nasdaq listing qualifications panel to review the delisting determination set forth in the July 6, 2006 letter from Nasdaq and to request the continued listing of our securities on the Nasdaq Capital Market pending our compliance with Nasdaq’s listing standards.  Our request for a hearing stayed the delisting of our securities pending a final decision by the Nasdaq listing qualifications panel.  We are pursuing strategies aimed at compliance with the Nasdaq listing requirements.  However, there can be no assurance that the Nasdaq delisting qualifications panel will grant our request for continued listing on the Nasdaq Capital Market.  If the Nasdaq delisting qualifications panel determines to delist our securities from the Nasdaq Capital Market, our common stock would be listed on some other quotation medium, such as the “pink sheets.”

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2006, all investments have been converted to cash and cash equivalents.  A 1% change in interest rates would not have a material effect on our results of operations.

Exchange Rate Risk

We have a sales office in the United Kingdom, and therefore transact a portion of our business in British pounds. A 10% change in the exchange rate of the U.S. dollar with respect to the British pound would not have a material effect on our financial condition or results of operations. We do not enter into hedging arrangements or use other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

At the end of the second quarter of 2006, we closed our financing transaction with Durus as described further in Item 2 of Part I of this report.  The Durus transaction involved a number of complex accounting matters, including with respect to the valuation of the Series B convertible preferred stock issued to Durus at the closing and certain options granted in connection with the closing which contain performance based and market-price based vesting provisions.  The personnel resources and technical accounting expertise in our accounting and finance department were not sufficient to adequately resolve such non-routine and complex accounting matters in accordance with U.S. generally accepted accounting principles.  We engaged outside consultants to assist us with these complex matters.  However, we were not able to timely prepare comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for these accounting matters.  This inability to timely prepare and review such documentation contributed to our failure to file this report within the initial filing deadline, although we were able to file this report within the five-day extension period provided by Rule 12b-25.

Accordingly, based on the evaluation of the effectiveness of our disclosure controls and procedures as they existed on June 30, 2006, and in light of our filing of a Form 12b-25 to extend the filing deadline for this report, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006. However, since June 30, 2006 and up to the filing date of this report, we have implemented a detailed review and analysis of our accounting of the Durus transaction utilizing consultants with expertise in accounting. Further, as internal control issues have been identified, management has taken steps to remediate such matters. If additional internal control issues come to light, management intends to address them promptly.

Changes in Internal Control Over Financial Reporting.  There has been no significant change in our internal control over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2006, we transitioned certain of our business and financial systems to new platforms.  The implementation of these platforms represents a culmination of several months of preparation, testing and training.  Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting.  Management, including our Chief Executive Officer and Chief Financial Officer, believes that throughout this implementation process we have maintained internal financial controls sufficient to ensure appropriate internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

We have updated the risk factors associated with our business as set forth below.  These risk factors include any material changes to the risk factors associated with our business as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.  The risks described below are not the only risks we currently face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making an investment decision.  If any of the following risks actually occur, our business, financial condition, or results of operations may suffer, the market price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. Also consider carefully the statements under the heading “Note on Forward-Looking Information” below.  You should be prepared to accept the occurrence of any and all of the risks associated with purchasing our commons stock, including a loss of all of your investment.

Risks Related to Our Business

We will need additional capital to operate our business which, if not available to us, may prevent our ability to continue operations and which, if raised, may dilute your ownership interest in us or otherwise reduce the value of our common stock.

Our capital requirements have been and will continue to be significant.  We have significantly relied and expect to rely in the future on external funding sources to finance our operations and growth.  To date, we have raised approximately $152 million from equity offerings and have received approximately $53.7 million in payments and financings from Durus Life Sciences Master Fund Ltd.

Our capital requirements will depend on many factors, including without limitation the following:

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

During 2006, we expect to use approximately $20 to $22 million in our operations, including service and support of the PHD Systems being used by patients today. Resources will also be directed toward using the PHD System’s platform technology to develop our next generation product. We believe our cash and cash equivalents of approximately $2.8 million at June 30, 2006, and future drawings on the $5 million line of credit received from Durus, are only sufficient to finance our operations into late 2006. We are seeking to raise the additional capital required to fund commercial activities in 2007. Durus also has the option to invest an additional $13.5 million in exchange for preferred stock and warrants.

We received a letter dated as of March 31, 2006, in which Durus stated its intention, and confirmed its ability, to provide financing necessary to fund our operations at least through January 1, 2007.  However, this letter does not represent a legally binding commitment of Durus to provide us with any financing, and the letter further provides that there are no third party beneficiaries to the letter.

We cannot assure you that we will be able to raise funds in the future on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock.  If we fail to raise sufficient additional funds, we may not be able to continue aspects of our business as planned.

In addition, we may not be able to access the full amount of the line of credit for various reasons.  For example, pursuant to the terms of the line of credit, we may not be able to access the line if there has been, or if there is an event or condition that would reasonably be expected to have, a material adverse effect on our business, prospects, properties, assets, operations, results of operations or condition (financial or otherwise) taken as a whole, or on our intellectual property taken as a whole, or if there is any other event of default or any event or condition which after notice, lapse of time or other action would be reasonably expected to constitute an event of default.  In addition, pursuant to the line of credit, we may not access the line of credit unless we have first sought to raise additional funds through the issuance and sale of debt or equity securities or through additional borrowed money.

Also, although we may have the ability to obtain funds in the future from Fusion Capital pursuant to the terms of our common stock purchase agreement with Fusion Capital, funding under the common stock purchase agreement does not commence until the SEC has declared effective a registration statement relating to the transaction, and we have not yet filed such a registration statement.  The agreement with Fusion Capital provides that so long as the market price of our common stock remains above $0.10 and certain other conditions are satisfied, we will be permitted to sell to Fusion Capital up to $40,000 of our common stock on each market trading day, up to an aggregate of $20 million of common stock.  However, Fusion Capital may terminate the common stock purchase agreement at any time upon occurrence of certain events of default, including a material adverse change in our business or the failure of our common stock to be listed on either the Nasdaq Capital Market or the Nasdaq OTC Bulletin Board.  Fusion Capital also has the right to terminate the common stock purchase agreement if sales under the agreement have not commenced by September 30, 2006.  We expect to request that Fusion Capital provide us with additional time within which to begin to sell shares to Fusion Capital under the agreement, but there can be no assurance that Fusion Capital will agree to any such request.  As a result, there can be no assurance that we will be able to obtain any funds from Fusion Capital pursuant to the common stock purchase agreement.  Even if we were able to access the full $20 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to operate our business.

Further, although the securities purchase agreement we entered into with Durus in March 2006 provides Durus with the option to invest in the Company up to an additional $13.5 million for additional shares of Series B preferred stock and warrants, there can be no assurance that Durus will subsequently exercise any of the remaining portions of this option.  Even if Durus fully exercised its option, we may still need additional capital to operate our business.

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

Our new business strategy, which focuses on the develop of a next generation of our product, involves a number of risks and uncertainties.

Our new business strategy consists primarily of reducing our monthly spend and commercial activities while committing more resources toward new product development on our next generation machine.  To reduce costs, we are focusing marketing and service of the existing PHD machine on a small number of key markets and will exit most current markets by the end of 2006.  This will enable us to significantly reduce our use of cash, while maintaining key business relationships with some of our largest customers.

Our new strategy depends upon the success of the agreement with DEKA.  We view the DEKA agreement as an integral component of our ongoing research and development, and we plan to expend significant resources on the development of the next generation of our product.  The ultimate success of the development efforts is subject to a number of risks, both known and unknown, including:

•                  unanticipated delays;

•                  access to capital;

•                  budget overruns;

•                  technical problems;

•                  maintaining our collaborative relationship with DEKA; and

•                  other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of our next generation product, including for example, changes requested or required by governmental and regulatory agencies.

We cannot be certain that the DEKA agreement will be successful or that any product will ultimately be developed under this agreement.  We also cannot be certain that we will be able to develop a next generation product at all.  Our failure to develop our next generation product would harm our business and prospects.

In addition, our decision to realign our operating model by focusing on selected markets is expected to impact some of our relationships outside of those areas.  In addition, we are reducing our work force as part of this strategy.  If this new strategy is unsuccessful and we are unable to develop our next generation product on a timely basis or at all, or if we are unsuccessful in maintaining and expanding the relationships in the selected markets, our future revenues will likely materially decrease and our business would be materially adversely affected.

Further, our new strategy requires that we focus on maintaining, developing or expanding our relationships with a certain limited number of existing clinics located in limited operating districts.  If we are unsuccessful in our efforts to maintain, develop or expand these relationships, our future revenues will likely materially decrease and our business would be materially adversely affected.

Durus Life Sciences Master Fund, Ltd., whose interests may not be aligned with yours, controls the Company, which could result in actions of which you or other stockholders do not approve.

Durus currently owns approximately 75% of our outstanding shares of common stock, assuming the conversion of all Series B preferred stock and the exercise of all warrants held by Durus.  If Durus were to subsequently fully exercise its option to invest up to $13.5 million for additional securities of the Company, Durus would own approximately 85% of our outstanding shares of common stock, assuming the conversion of all Series B preferred stock and the exercise of all warrants then held by Durus.  In addition, pursuant to the investor rights agreement we entered into with Durus and Artal Long Biotech Portfolio LLC on June 23, 2006, we granted Durus the right to appoint four board members and to approve the identity of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  The investor rights agreement also provides that we may not take certain actions without the approval of a majority of the board of directors, including the affirmative vote of the directors designated by Durus.  Separately, Durus in the sole holder of shares of our Series B preferred stock, and the certificate of designation of our Series B preferred stock provides that we are required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B preferred stock prior to taking certain actions, and that the holders of Series B preferred stock shall have the right to elect one director to our board of directors.

As a result of the foregoing, Durus is able, without approval of any other stockholder, to control our management and operations and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.

Durus’ interests may not coincide with the interests of other holders of our common stock.  Durus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  Durus may pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.  Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to minority stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of our common stock.

Further, our certificate of incorporation and bylaws contain certain provisions that may have the effect of delaying, deferring or preventing a future takeover or change in control of the Company unless the takeover or change of control is approved by our board of directors.  Such provisions may also render the removal of the current board of directors and of management more difficult.  These provisions provide for, among other things, a classified board of directors, a  “fair price” provision (which requires that our stockholders receive equivalent consideration at both stages of a two-step acquisition, such as a tender offer followed by a merger), and special meetings of stockholders to be called only by our board of directors or our chief executive officer.

We currently rely on a few key customers for a significant portion of our sales.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers.  A loss of one or more of those customers could cause a significant decrease in our net revenue.  Our largest customers for fiscal year 2005 were DaVita, Inc., the Dialysis Centers of Lincoln and Northwest Kidney Center, which accounted for 16%, 11% and 8%, respectively, of our revenues by dollar volume for such fiscal year.  Our largest customers for the six months ended June 30, 2006, Da Vita, West Pavilion Dialysis and the Dialysis Centers of Lincoln, accounted for 20%, 9% and 8%, respectively, of revenues.  The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period.  We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future.  Loss of a significant amount of business from any of our large customers could have a material adverse effect on our results of operations and financial condition if such business were not substantially replaced by additional business from existing or new customers.  Additionally, our results of operations and financial condition could be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay, or fail to make, payments for goods sold or leased to them.

The two largest dialysis clinic chains in the United States may not adopt the PHD System.

Fresenius AG and DaVita own and operate the two largest chains of dialysis clinics in the United States.  Fresenius controls approximately 35% of the U.S. dialysis clinics, after the completion of its acquisition of Renal Care Group and assuming the completion of the recently announced sale of 100 clinics to National Renal Institutes.  Fresenius is also the largest worldwide manufacturer of dialysis systems.  DaVita controls approximately 28% of the U.S. dialysis clinics.  As a result, Fresenius and DaVita control approximately 60% of the U.S. dialysis clinics, and we currently market our products and services directly to providers of dialysis services.

Each of Fresenius and DaVita may in the future choose to offer to their patients only the dialysis equipment manufactured by them or their affiliated parties for use in their clinics and not equipment designed for home use, such as our PHD System.  Each of Fresenius and DaVita also may in the future contractually agree to use only the equipment manufactured by our competitors or equipment manufactured directly by Fresenius and DaVita or their affiliated parties.  Accordingly, we cannot be sure whether Fresenius or DaVita will rent or purchase from us the PHD System in the future, or that any future decisions by Fresenius or DaVita with respect to the dialysis equipment they use will not adversely affect our business.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability or realize significant revenues or growth in the future.

We have not been profitable since our inception in January 1991.  As of June 30, 2006, we had an accumulated deficit of approximately $232 million.  We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from our core business.  We may never realize significant revenues or growth from our core business or be profitable.  Factors that will influence the timing and amount of our profitability and growth include:

•                  the success of the product development efforts under the research, development and license agreement with DEKA;

•                  our ability to obtain sufficient financing to operate our business;

•                  market acceptance of the current PHD System and any future products;

•                  our success in commercializing the PHD System and any future products;

•                  our ability to effectively and efficiently manufacture, market and distribute the PHD System and any future products; and

•                  our ability to sell or lease the PHD System or future products and related services at a price that covers our per unit costs, which result may be difficult to achieve, in part because of the significant restrictions on the reimbursement of dialysis treatment by the Medicare program, and the high cost of manufacturing the PHD System or such other products.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of commercialization, and there can be no assurance that we will have any significant revenues or that we will ever achieve profitable operations.

With respect to the impact of reimbursement of dialysis treatment on our profitability and future revenue growth, there can be no assurance that the current limitations or requirements on Medicare and Medicaid reimbursement for dialysis will not have a materially adverse effect on the market for the current or any next generation PHD System.  Although most private insurance policies cover a substantial portion of the cost of dialysis treatment in the United States, most patients receiving dialysis treatment in the United States are insured by Medicare or Medicaid.  Medicare and Medicaid provide reimbursement for dialysis treatment at set composite rates, which have not increased significantly since 1983.  In addition, there can be no assurance that health administration authorities outside of the United States will provide reimbursement at acceptable levels or at all or that current or future reimbursement rates will be sufficient to enable us to maintain prices at levels sufficient to become profitable.

Further, legislative or regulatory reform of the healthcare system may affect our ability to sell our product profitably and our ability to grow our business in the future.  In both the United States and foreign countries, there have been legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our PHD System profitably.  The federal government and some states have enacted healthcare reform legislation, and further federal and state proposals are likely.  We cannot predict the exact form this legislation may take, the probability of passage, and the ultimate effect on us.  Our business could be adversely affected by future healthcare reforms or changes in Medicare.

Our cost to produce the PHD System and deliver related services and supplies currently exceeds, and may continue to exceed, the market price of the PHD System and related services and supplies.

The pricing of the PHD System and related services and supplies is constrained by limitations on governmental and third party reimbursement programs.  Although we are working to reduce the cost of servicing the machine and we are attempting to reduce manufacturing costs by identifying alternative materials and suppliers, there can be no assurance that these efforts will enable us to achieve profitable operations with respect to our current PHD System or any future product.

In addition, the cost of services and supplies for the PHD System currently exceeds the market price as a result of the need to have a local presence of field service and clinical service personnel in each geographical area where PHD Systems have been sold.  Furthermore, the PHD System is comprised of new, complex, highly automated technologies, which operate in a rigorous process.  While we continue to realize improvements in the PHD System’s reliability as a result of the acquisition and development of new parts and subsystems, there can be no assurance that we will be successful in reaching industry norms for reliability.  If we are unable to improve the reliability of the PHD System, our operating costs will be adversely impacted and we may never achieve profitability as a result.

If a PHD System is unavailable for treatments for more than a few days, the patient assigned to the machine must go back to his dialysis clinic for in-center treatment until his PHD System is repaired.  Although we have experienced infrequent incidents of events causing patients on the PHD System to go back in center for treatments to date, we cannot assure you, based on our limited experience, that such incidents will not occur more frequently in the future.

Our business will fail if we cannot successfully commercialize the current and any next-generation PHD System.  We have only recently begun the commercialization process for the current PHD System and, therefore, our ability to successfully commercialize the PHD System is uncertain and cannot be predicted.  Our success also is dependent on many variables entirely outside of our control.

Acceptance of the current and any next-generation PHD System in the marketplace by both potential users and purchasers, two separate groups with at times conflicting interests, is uncertain, and failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and become profitable.  The success of the PHD System is dependent on many variables, including its safety, price, reliability, effectiveness and cost-effectiveness as an alternative dialysis modality.  The failure to conclusively demonstrate each of these factors could significantly hinder market acceptance of our current or any next generation PHD System, and the failure of our current or any next generation PHD System to achieve sustained commercial viability or market acceptance would have a material adverse effect on us and your investment in us.  Moreover, successful commercialization will depend upon, among other things, market acceptance of the efficacy of daily hemodialysis.

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

There can be no assurance that our efforts will be successful or that the current or any next-generation PHD System will ever achieve market acceptance.  In addition, the PHD System is a personal system, designed for use by a single patient, and requires several hours after a dialysis treatment to prepare itself for the next treatment session.  As such, it is very unlikely to be used in the prevailing method of outpatient hemodialysis, which generally involves treating patients three times per week for treatment sessions lasting between three and four hours.  In this prevailing method of hemodialysis, patients receiving treatment on a given day are treated in shifts, with patients on succeeding shifts using dialysis machines employed during prior shifts.

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

Since our inception, we have devoted substantially all of our efforts to the development of the PHD System.  We expect to be entirely dependent for the foreseeable future on sales of, and services relating to, the current and next-generation PHD System for revenues.  Our dependence on a single product creates significant risk for the Company and stockholders.  To the extent that the PHD System is not a successful product or is withdrawn from the market for any reason, we do not have other products that could replace revenues from the PHD System.

We cannot accurately predict the size of the home hemodialysis market, and it may be smaller or slower to develop than we expect.

Although home hemodialysis treatment options are available, adoption has been limited.  The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis.  Based on the most recently available data from the USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2003, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting; USRDS data indicates approximately 1,300 patients were receiving home-based hemodialysis in 2003. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the PHD System is unknown and there is limited data upon which to make estimates. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, and we do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis or how many peritoneal dialysis patients will switch to home-based hemodialysis.  We will need to devote significant resources to developing the market, and we cannot be certain that this market will develop, how quickly it will develop or how large it will be.

Competitors and technological advances could cause us to lose current and future business opportunities and materially harm our results of operations and ability to grow.

The dialysis industry is characterized by competition for financing, executive talent, intellectual property, and, ultimately, product sales.  Our primary competitors in supplying dialysis equipment, disposables, and services are Fresenius Medical Care AG, Baxter International, Inc., and Gambro AB.  These competitors have more financial, scientific, and technical resources than do we, as well as more experience with respect to manufacturing, product development, and marketing in the dialysis market.  In addition, we compete with NxStage Medical, Inc., which also sells a hemodialysis machine that is cleared by the FDA for home use.  If our competitors succeed in developing products that are more effective and/or less costly than the PHD System for performing more frequent home hemodialysis, both our sales and our prospects for achieving profitability may be adversely impacted.  We also expect that the number of our competitors will increase, and there can be no assurance that we will be able to compete successfully against any competitor.

Our ability to successfully market our products and services could be adversely impacted by pharmacological and technological advances in preventing the progression of ESRD in patients (such as those with diabetes and hypertension), technological developments by other developers of dialysis equipment, development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants.

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

We are subject to continuing postmarket regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer.

Following 510(k) clearance of the PHD System by the FDA, we continue to be subject to regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny.  If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•                  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•                  repair, replacement, refunds, recall or seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•                  withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•                  criminal prosecution.

In addition, customers of the PHD System separately could bring lawsuits against us to the extent we fail to comply with applicable regulatory requirements.  If any of these events were to occur, they could seriously harm our business.

After receiving clearance, we modified the marketed PHD System without obtaining additional FDA clearance. The FDA recently warned us that one of the modifications requires additional 510(k) clearance and that marketing the modified device without such clearance is a violation of law.  There is no assurance that the FDA will accept our corrective action plan or that the FDA will not impose enforcement sanctions that could lead to a material adverse effect on our business, financial position and results of operations.

Under the FDA’s regulations, any modifications to the labeling, technology, performance specifications or materials of a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires the submission of another 510(k) premarket notification to address the change.  FDA expects the manufacturer to make the determination whether a change rises to a level of significance that would require a premarket notification submission.  However, the FDA reserves the right to disagree and can require a new 510(k) clearance for a significant change or major change or modification in intended use, even if the manufacturer has a documented rationale for not submitting a premarket notification.  The FDA can even require the manufacturer to recall the product pending the new clearance and can impose enforcement sanctions for the failure to obtain a new 510(k) in advance of modifying the device.

After receiving clearance in 2002, we modified various aspects of the PHD System’s hardware and software, including modifying the treatment length from 5 to 170 minutes to 60 to 480 minutes.  We determined that a new 510(k) clearance was not required for these changes under the FDA’s regulations, and we did not seek such clearance.  On June 8, 2006, the FDA sent us a Warning Letter stating that the modification in the treatment length indicated on our web site could affect the safety due to dialysate and/or water quality issues, and that a new 510(k) clearance is required for this modification.  We responded to the FDA Warning Letter on July 14, 2006, informing them that we had sent a letter to our existing customers indicating that the treatment time for the PHD System should not exceed 170 minutes, that we have revised our web site to indicate a maximum treatment time of 170 minutes, that we propose to conduct a field correction to limit the treatment time capability of product in the field to a maximum of 170 minutes and that we will submit a “catch-up” 510(k) notice by August 31, 2006, to cover all changes made to the device since clearance.

Although the FDA so far has permitted the PHD system to remain on the market, the FDA has not responded to our corrective action plan and the outcome of this matter is uncertain.  If the FDA does not accept our corrective action plan, denies clearance of our “catch-up” 510(k), or chooses to impose enforcement sanctions, we may potentially be subject to:

•      the recall, permanent withdrawal, or seizure of our PHD System;

•                  total or partial suspension of the production of our PHD System;

•                  the withdrawal of 510(k) clearance previously granted to us for the PHD System;

•                  substantial delay in the manufacture or sale of our current or future PHD System;

•                  limitations on intended use of the PHD System imposed as a condition of clearance; and

•                  criminal prosecution, civil penalties, other administrative sanctions or judicially imposed sanctions, such as injunctions.

Any of these actions would have a material adverse effect on our business, financial position and results of operations.

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed.

The PHD System, our sole product, is subject to stringent government regulation in the United States and other countries.  In the United States, the PHD System is regulated as a medical device by the FDA.  In 2002, we announced that we had received clearance from the FDA to market the PHD System in the United States.  The FDA clearance included a specific home use indication.  However, FDA clearance under the 510(k) pathway is subject to continual review and later discovery of previously unknown problems may result in restrictions on product marketing or withdrawal of the product from the market.

In addition, even if the FDA has approved or cleared a product, it can take action with respect to such product approvals or clearances if serious safety or other problems develop in the marketplace.  We may be required to obtain 510(k) clearances or premarket approvals for additional products or product modification for the PHD System.  We cannot provide assurance that such clearances or approvals would be forthcoming or, if forthcoming, what the timing and expense of obtaining such clearances or approvals might be. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing PHD System in a timely manner, which would delay or prevent commercial sales of our products.

Our PHD System is subject to market withdrawal or product recall after receiving FDA clearance, and market withdrawals and product recalls could cause the price of our stock to decline and expose us to product liability or other claims or could otherwise harm our reputation and financial results.

Complex medical devices, such as the PHD System, can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer.  We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur.  These could lead to a government mandated or voluntary recall of the PHD System by us.  The FDA has the authority to require the recall of our products in the event a product presents a reasonable probability that it would cause serious adverse health consequences or death.  Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health.  We believe that the FDA would request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception.  Any recall would divert management attention and financial resources, could cause the price of our stock to decline and could expose us to product liability or other claims and harm our reputation with customers.  A recall involving the PHD System could be particularly harmful to our business and financial results, because the PHD System is our only product.

If our contract manufacturer or manufacturers fail to comply with FDA’s Quality System regulations, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

The manufacture of the PHD System must also comply with the FDA’s Quality System Regulation, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our PHD System.  We may be required to expend time, resources and effort in product manufacturing and quality control to ensure compliance even if our PHD System is manufactured by an independent contractor.  If any contract manufacturer for the PHD System fails to take satisfactory corrective action in response to an adverse QSR inspection, FDA could take enforcement action, including issuing a public warning letter, shutting down our manufacturing operations, recalling our products, refusing to approve new marketing applications, instituting legal proceedings to detain or seize products or imposing civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.

Our dependence on third-party contractors may delay or impair our ability to generate revenues or adversely affect our profitability.

To be successful, our current and any next-generation PHD System must be manufactured in commercial quantities and at acceptable cost.  We currently rely on third-party contract manufacturers to manufacture each of the major components of the current PHD System.  Such contractors are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion.  Although certain of our contract manufacturers have entered into contracts with us to manufacture components of the PHD System, such contracts can be terminated at any time under certain circumstances by us or by the contractors, and can be breached at any time.  Further, work stoppages and the slowing of production at a single independent contractor would have a material adverse effect on our results of operations.  Separately, we or our manufacturers may not be able to obtain, on a timely basis, components or other supplies necessary to manufacture or use the PHD System, any of which could have a materially adverse effect on our results of operations.  In addition, production of this product, especially in commercial quantities, will create technical as well as financial challenges for us.  We may encounter unexpected delays or costs in the scale-up of manufacturing operations.  Manufacturing or quality control problems also may arise (and among other things increase our costs) if we increase production of the PHD System or additional manufacturing capacity is required in the future.

We also have not made alternative arrangements for the manufacture of the major components of our current PHD System and we may not be able to implement acceptable alternative arrangements on a timely basis, or at all.  A significant interruption in supply could result if we utilize or were required to utilize a different manufacturing contractor for any of the major components of the PHD System.  The loss of the services of any of our contract manufacturers could have a materially adverse effect on our results of operations.

On July 5, 2006, we received a letter from Delphi which alleges that the contract manufacturing agreement between us and Delphi terminated on May 14, 2006 due to our nonpayment of amounts which Delphi asserts it is owed under the contract. Delphi currently is the sole manufacturer of the current PHD System and provides us with spare parts for the PHD System in accordance with the terms of the contract manufacturing agreement. On or about August 11, 2006, Delphi filed an action against us in Delphi’s bankruptcy court proceedings alleging we owe Delphi approximately $4.0 million in accounts receivable and for inventory in Delphi’s possession.

We believe we have sufficient inventory of new machines and spare parts on hand to continue our current operations for several months without any further shipments from Delphi.  However, if we are unable to resolve this dispute on a timely basis, we may experience increased costs, disruptions in operations and a loss of some or all of our revenue.  In particular, if we are unable to resolve this dispute, we will be required to establish new manufacturing and part sourcing relationships on acceptable terms with other parties, which we may not be successful in accomplishing.  Even if we are able to establish new manufacturing and part sourcing relationships for the PHD System, any new manufacturer or provider of spare parts may not perform to our expectations or supply PHD System machines or parts in a timely, cost-efficient manner on a consistent basis and in accordance with all regulatory requirements.  Any of these risks could make it difficult for us to produce the PHD System in the future on satisfactory commercial terms, if at all.

In addition, our strategy for development of a next generation of our product depends upon the success of the agreement with DEKA.  We view the DEKA agreement as an integral part of our ongoing research and development efforts.  The ultimate success of the development efforts under the agreement with DEKA is subject to a number  of risks, including our ability to maintain a collaborative relationship with DEKA under the development agreement we entered into with DEKA.  See also “Risk Factors—Risks Related to Our Business—Our strategy to develop a next generation of our product under the agreement with DEKA involves a number of risks and uncertainties.”

Customers, suppliers and other third parties may not do business with us, may terminate business relationships with us or may not extend business relationships.

Due to our capital constraints, vendors and other third parties may decide not to conduct business with us, or may conduct business with us only on a cash basis and on other terms that are less favorable than those customarily extended by them.  In that event, our costs may increase.  In addition, our capital constraints may make it difficult for us to market the current or any next generation PHD System and related services to current and prospective customers.  If we are unable to maintain relationships with existing clinics and/or develop relationships with new clinics, our future revenues will likely decrease.

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

We currently market our products and services primarily through our own sales force.  There can be no assurance that we will be able to staff an adequate marketing staff or sales force or that the cost of such will not be prohibitive, or that our direct sales and marketing efforts will be successful.  The choice of dialysis therapy involves the successful marketing to dialysis clinic operators and nurses, nephrologists and patients, each of which may have different factors that they consider in making their decision.  Ineffective marketing to any one of these decision makers may adversely affect acceptance of the current or any next generation PHD System.  We may have difficulty in gaining acceptance of the current or any next generation PHD System for a number of factors, including:

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

Our success depends, in part, on our ability and the ability of our licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others.  We currently own or have rights in relevant fields to 47 U.S. patents and 36 foreign patents.  There can be no assurance, however, that:

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

We are dependent upon the services of our senior executives and key scientific personnel.  We do not maintain key-man life insurance on our senior executives.  In addition, we generally do not have employment agreements, other than certain severance, confidentiality and non-competition agreements, with our personnel.  Our business would likely be interrupted if we lost the services of our senior executives or key employees, which could have a material adverse effect on operations.  Also, our continued commercialization will depend upon, among other things, the successful recruiting and retention of highly skilled managerial and marketing personnel with experience in business activities such as those we contemplate.  Competition for the type of highly skilled individuals sought by us is intense, and we may not be able to retain existing employees or find, attract and retain other skilled personnel on acceptable terms.

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

We have reported that our disclosure controls and procedures were not effective as of June 30, 2006, which could adversely affect our ability to meet reporting obligations and provide timely and accurate financial statements if not remedied.

In connection with the review of our disclosure controls and procedures as of June 30, 2006, we concluded that, as of June 30, 2006, we did not maintain effective disclosure controls and procedures due to a lack of sufficient personnel resources and technical accounting expertise in our accounting and finance department regarding non-routine and complex accounting matters. We have taken, and are taking, steps to remedy this issue. Although we believe we are addressing the matter with the remedial measures we have implemented and are currently implementing, these measures may not result in effective disclosure controls and procedures in the future. In addition, other deficiencies in our internal or disclosure controls may be discovered in the future. Any failure to implement effective disclosure controls and procedures could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal or disclosure controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Recent transitions in management could adversely disrupt our operations.

We have recently experienced substantial changes to our management as a result of turnover, cost reductions and other matters.  We may experience transition difficulties in connection with these recent changes.  In addition, our future success is substantially dependent on the continued service of senior management and other key employees.  Given our recent management transitions, the loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.  We also may be unable to retain existing management and engineering personnel that are critical to our success, which could result in harm to key customer relationships or loss of expertise or know-how.  Any of the foregoing could disrupt the Company’s ability to manage its business, and any such disruption could adversely affect our operations, growth, financial condition and results of operations.

Risks Related to Our Common Stock

If we sell common stock to Fusion Capital under our common stock purchase agreement with them you will likely experience significant dilution, and the resale of shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

If we sell our shares of common stock pursuant to our common stock purchase agreement with Fusion Capital, you will likely experience significant dilution.  As a result, our net income or loss per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price is, the more shares of common stock we would have to issue under the common stock purchase agreement with Fusion Capital in order to draw down the full amount available to us on any trading day.  If our stock price were lower, then our existing stockholders would experience greater dilution.  We cannot predict the actual number of shares of common stock, if any, that will be issued pursuant to the agreement with Fusion Capital or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.  The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock.  Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time.  Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  See also “Risk Factors—Risks Related to Our Common Stock—We will likely need to issue additional shares of our common stock and/or preferred stock in the future, which would dilute your voting and ownership percentage.”

Our common stock may be delisted from the Nasdaq Capital Market, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

On July 6, 2006, we received a letter from the Nasdaq Stock Market determining that our securities are subject to delisting based upon our failure to comply with Nasdaq Marketplace Rule 4310(c)(2)(B)(ii), which requires that we maintain a market value of listed securities of at least $35 million.  The notice from Nasdaq follows our announcement on June 5, 2006 that we had been provided a 30-day period through June 30, 2006, to regain compliance with this listing standard in accordance with Marketplace Rule 4310(c)(8)(C).  Our securities previously were listed on the Nasdaq National Market before the listing was transferred by Nasdaq to the Nasdaq Capital Market in February 2006.  The transfer of our securities to the Nasdaq Capital Market followed our receipt of a letter from Nasdaq in November 2005 notifying us that we had failed to comply with certain continued listing requirements of the Nasdaq National Market relating to the amount of our stockholders’ equity and the market value of our listed securities.

We have requested a hearing before a Nasdaq listing qualifications panel to review the delisting determination set forth in the July 6, 2006 letter from Nasdaq and to request the continued listing of our securities on the Nasdaq Capital Market pending our compliance with Nasdaq’s listing standards.  Our request for a hearing stayed the delisting of our securities pending a final decision by the Nasdaq listing qualifications panel.  We are pursuing strategies aimed at compliance with the Nasdaq listing requirements.  However, there can be no assurance that the Nasdaq delisting qualifications panel will grant our request for continued listing on the Nasdaq Capital Market.

Further, pursuant to Nasdaq rules, we are required to timely file our periodic reports with the SEC. We have filed forms 12b-25 to extend the filing deadline for our form 10-K for the year ended December 31, 2005 and our Forms 10-Q for the first two quarters of fiscal 2006. We have filed such periodic reports within the extended time periods granted to us by the Form 12b-25 filing, and we therefore have maintained our compliance with this Nasdaq requirement. However, if we are required to file a Form 12b-25 for future periodic reports and we are unable to meet the extended deadline provided by a Form 12b-25 filing, our securities would be subject to possible delisting by Nasdaq for failure to timely file such periodic report.

If the Nasdaq delisting qualifications panel determines to delist our securities from the Nasdaq Capital Market, our common stock would be listed on some other quotation medium, such as the OTC Bulletin Board or the “pink sheets.”  In the event our common stock is delisted from the Nasdaq Capital Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares.  In addition, if our common stock is delisted from the Nasdaq Capital Market, it may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

If our common stock becomes a “penny stock,” you may find it difficult to resell shares.

Generally, a “penny stock” is common stock that is not listed on a securities exchange and trades for less than $5.00 per share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase.  Many brokers choose not to participate in penny stock transactions.  If our common stock is delisted from the Nasdaq Capital Market and we are unable to satisfy certain other financial tests, we will be classified as a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934.  Because of the penny stock rules, there is less trading activity in penny stock, and consequently you may have difficulty selling your shares.

Our common stock is thinly traded, so you may be unable to sell your shares at or near ask price or at all.

Our common shares have historically been sporadically or “thinly-traded” on the Nasdaq Capital Market and the Nasdaq National Market (prior to the transfer of our shares to the Nasdaq Capital Market), meaning that the number of persons interested in purchasing shares of our common stock at or near ask prices at any given time may be relatively small or non-existent.  As of July 31, 2006, our average trading volume per day for the past three months was approximately 28,150 shares a day with a high of 89,290 shares traded and a low of 541 shares traded.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is low, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

•            economic and other factors, as well as period-to-period fluctuations in our financial results; and

•            sales of our common stock by Durus.

External factors may also adversely affect the market price for the common stock.  The common stock currently trades on the Nasdaq Capital Market.  The price and liquidity of the common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq Capital Market or the market, if any, on which we are then trading.  In addition, in the event our common stock is delisted from the Nasdaq Capital Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares.

Future sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock, and also could impair our ability to raise additional capital through the sale of our equity securities.

The resale by Durus of a substantial number of shares of our common stock could adversely impact the market price of our common stock.

Based on information contained in a Schedule 13D/A filed by Durus with the SEC on June 28, 2006, we believe Durus owns 21,377,274 shares of our common stock, representing approximately 65.9% of our issued and outstanding shares of common stock.  We have filed a registration statement covering 21,051,664 of these shares and 498,100 shares held by Artal.  This registration statement was declared effective by the SEC on May 17, 2004, and enables Durus and Artal to resell their shares to the public at their discretion.  We also are required under the investor rights agreement we entered into with Durus and Artal on June 23, 2006 to use our best efforts to register the shares of common stock underlying the Series B preferred stock and warrants issued to Durus on June 23, 2006, in one or more shelf registration statements.  Although we believe that Durus and Artal will effectuate any sale of their shares in an orderly manner and will seek to obtain the best prices available in connection with any sales, the timing, volume and manner of any sales is within their discretion.

Any sale of Durus’ and Artal’s shares may have a negative effect on the market price of our common stock due to, among other factors, the selling pressure such sales may cause.  Moreover, the perception in the market that a significant portion of our outstanding shares may soon be sold may also have a negative effect on the market price of our common stock.  These events may cause other holders of our common stock to sell their shares, or it may encourage short sales, all of which could contribute to a decline in the market price of our stock.  In addition, these factors may have a material adverse effect on our ability to raise capital through the issuance of our equity securities.

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

Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your voting and ownership interest in the Company.  As of July 31, 2006, there were 32,441,381 shares of our common stock issued and outstanding and there were 1,560,336 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.  As of July 31, 2006, there were outstanding options, warrants and other rights to acquire up to approximately 12,982,698 shares of common stock.  We may issue additional shares of common stock or preferred stock:

•                  to raise additional funds for working capital, research and development, commercialization, production and marketing activities;

•                  upon the exercise or conversion of outstanding options and warrants; and

•                  in lieu of payment of cash dividends.

In addition, the securities purchase agreement we entered into with Durus in March 2006 provides that Durus has the option, at or following the initial closing of the securities purchase agreement which occurred in June 2006, to invest, by itself or with other investors designated by Durus and at one or more closings, up to an additional $15 million for additional shares of Series B preferred stock and warrants having essentially the same terms as the Series B preferred stock and warrants acquired by Durus at the initial closing.  At the initial closing, Durus purchased units from the Company at a purchase price of $1,000 per unit, with each unit consisting of (i) one share of Series B preferred stock that is convertible into 1,000 shares of common stock, and (ii) a warrant to purchase 1,000 shares of common stock.  Durus has exercised a portion of the additional investment option by purchasing $1.45 million of Series B preferred stock and warrants in connection with the initial closing, but Durus may still exercise the remaining $13.55 million of this option at one or more subsequent closings.  If Durus exercises all or a significant portion of this option, your current voting and ownership interest in the Company would be significantly diluted.  See also “Risk Factors—Risks Related to Our Common Stock—If we sell common stock to Fusion Capital under our common stock purchase agreement with them you will likely experience significant dilution, and the resale of shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.”

Note on Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  Such forward-looking statements include statements regarding, among other things, (a) our expected sales and profitability for future periods, (b) our new business strategy and the expected time of completion of our new business strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” above.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project.  Any forward-looking statements you read in this Form 10-Q reflect our views as of the date of this Form 10-Q with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  We do not assume any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 6.  Exhibits

(10.1) Form of Notice of Grant of Stock Option and Stock Option Agreement for Grant of Stock Options Under the Company’s 1996 Stock Awards Plan to Non-Employee Directors Upon Initial Appointment to Board.

(10.2) Indemnification Agreement dated as of June 23, 2006, between Aksys, Ltd. and Howard J. Lewin.

(10.3) Proprietary Information Agreement dated as of June 23, 2006, between Aksys, Ltd. and Howard J. Lewin.

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

Aksys, Ltd.

Date: August 21, 2006	By:	/s/ Howard J. Lewin
Howard J. Lewin
President and Chief Executive Officer

	By:	/s/ Laurence P. Birch
Laurence P. Birch
Chief Financial Officer