Form 10-Q
period 2006-09-30
AKSYS LTD
filed 2006-11-13
CIK 902600

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of Common Stock, $.01 par value, outstanding as of November 1, 2006 was 32,446,084.

AKSYS, LTD.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$524,892	$534,954
Accounts receivable, less allowance for doubtful accounts of $36,345 and $0 as of September 30, 2006 and December 31, 2005, respectively	5,166	338,369
Other receivables	239,483	7,615,607
Inventories	1,105,615	3,639,493
Prepaid expenses and other current assets	2,167,665	150,390
Deposits with vendors, net	965,223	875,361
Total current assets	5,008,044	13,154,174

Restricted long-term investments	600,000	750,000
Leased assets, net of accumulated depreciation of $1,405,171 and $937,641 as of September 30, 2006 and December 31, 2005, respectively	450,919	3,963,688
Property and equipment, net of accumulated depreciation of $3,429,685 and $6,607,579 as of September 30, 2006 and December 31, 2005, respectively	916,543	1,222,572
Other assets	—	65,513
Total assets	$6,975,506	$19,155,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,820,477	$3,735,123
Accrued liabilities	4,083,600	3,173,161
Deferred revenue	53,571	114,120
Financial instruments	17,038,289	—
Current portion of capital lease obligation	35,873	32,884
Other liabilities	104,677	67,534
Total current liabilities	24,136,487	7,122,822
Other long-term liabilities	348,888	200,278
Notes payable, net of debt discount of $1,230,892 as of September 30, 2006 and $0 as of December 31, 2005, respectively	17,263,775	15,065,823
Capital lease obligation, less current portion	38,863	71,747
Total liabilities	41,788,013	22,460,670
Series B convertible preferred stock, par value $0.01 per share, 20,000 shares authorized, 6,453 and 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	10,404,956	—
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 32,441,381 and 29,972,911 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	324,414	299,729
Additional paid-in capital and warrants	192,619,976	187,185,871
Accumulated other comprehensive income	30,067	20,096
Accumulated deficit	(238,191,920)	(190,810,419)
Total stockholders’ deficit	(34,812,507)	(3,304,723)
Total liabilities and stockholders’ deficit	$6,975,506	$19,155,947

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product sales	$—	$232,794	$114,748	$331,174
Product rentals	116,188	192,538	525,429	478,031
Service and supplies	315,077	396,977	1,134,188	1,032,572
Total revenue	431,265	822,309	1,774,365	1,841,777

Cost of sales:
Product sales	—	743,952	660,833	2,984,579
Product rentals	207,354	307,485	796,541	2,268,769
Service and supplies	1,361,203	1,620,390	4,155,430	5,104,204
Total cost of sales	1,568,557	2,671,827	5,612,804	10,357,552

Operating expenses:
Research and development	1,754,519	1,987,730	5,411,546	6,496,190
Sales and marketing	456,700	1,127,396	1,625,646	3,547,922
General and administrative	3,607,249	1,829,733	8,129,943	6,178,361
Impairment charge	3,128,440	—	3,128,440	1,369,812
Total operating expenses	8,946,908	4,944,859	18,295,575	17,592,285

Operating loss	(10,084,200)	(6,794,377)	(22,134,014)	(26,108,060)

Other income (expense):
Loss on available-for-sale securities	—	—	—	(112,881)
Interest income	27,688	190,973	169,561	623,065
Change in fair value of financial instrument	4,424,153	—	(714,053)	—
Interest expense	(668,908)	(397,021)	(1,794,551)	(1,153,992)
	3,782,933	(206,048)	(2,339,043)	(643,808)

Loss before income tax expense	(6,301,267)	(7,000,425)	(24,473,057)	(26,751,868)

Income tax expense	—	(17,800)	—	(17,800)

Net loss	(6,301,267)	(7,018,225)	(24,473,057)	(26,769,668)

Dividends and accretion on preferred stock	(22,315)	—	(22,908,444)	—

Net loss available to common shareholders	$(6,323,582)	$(7,018,225)	$(47,381,501)	$(26,769,668)
Net loss per share available to common shareholders, basic and diluted	$(0.19)	$(0.23)	$(1.47)	$(0.89)
Weighted average shares outstanding, basic and diluted	32,441,381	29,940,918	32,181,402	29,919,305

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(24,473,057)	$(26,769,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	3,128,440	1,369,812
Provision for doubtful accounts	36,345	—
Depreciation and amortization	1,257,587	699,674
Loss on disposal of assets	22,966	—
Non-cash interest expense	1,656,577	1,057,599
Remeasurement of change in fair value of financial instruments	714,053	—
Loss on available-for-sale securities	—	112,881
Issuance of warrants in exchange for services received	65,574	—
Equity compensation expense	657,012	—
Changes in assets and liabilities:
Accounts receivable	296,858	(115,119)
Other receivables	155,030	59,398
Inventories	1,030,735	(897,368)
Prepaid expenses and other assets	(766,775)	(236,164)
Deposits with vendors	(89,862)	1,946,351
Accounts payable	(914,646)	507,826
Deferred revenue	(60,549)	(93,462)
Accrued and other liabilities	2,356,740	1,530,409
Net cash used in operating activities	(14,926,972)	(20,827,831)
INVESTING ACTIVITIES:
Sale (purchase) of restricted long-term investments	150,000	(150,000)
Proceeds from maturities and sales of investments	7,221,094	18,576,381
Purchases of property and equipment	(142,147)	(236,645)
Net cash provided by investing activities	7,228,947	18,189,736
FINANCING ACTIVITIES:
Proceeds (repayment) of line of credit	2,000,000	(3,400,000)
Proceeds from issuance of notes payable	6,453,504	—
Proceeds from issuance of common stock	38,609	130,085
Fees associated with issuance of preferred stock and warrants.	(774,255)	—
Payments on capital lease	(29,895)	—
Net cash provided by (used in) financing activities	7,687,963	(3,269,915)

Net decrease in cash and cash equivalents	(10,062)	(5,908,010)
Cash and cash equivalents at beginning of period	534,954	9,419,324
Cash and cash equivalents at end of period	$524,892	$3,511,314

Supplemental information
Non-cash transfers of inventories to leased assets and property and equipment	$650,596	$3,077,724
Issuance of shares related to financing commitment	1,217,675	—

See accompanying notes to consolidated financial statements.

AKSYS, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)                                 Basis of Presentation

The consolidated financial statements of Aksys, Ltd. and subsidiaries (the “Company”) presented herein are unaudited, other than the consolidated balance sheet at December 31, 2005, which is derived from audited financial statements.  The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that may ultimately be achieved for the entire year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on April 14, 2006, as amended on April 28, 2006.

The Company has revised its presentation of its consolidated statements of cash flows for the nine months ended September 30, 2005 to include non-cash inventory transfer activity as supplemental information rather than present the transfers of PHD Systems to leased assets and property and equipment as increases in cash flows from operating activities and decreases in cash flows from investing activities. The Company presents initial machine purchases as decreases in cash flows from operating activities. The Company does not consider the change to be material to the September 30, 2005 consolidated financial statements.

(2)                                 Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform to the 2006 presentation.

Revenue Recognition

The Company recognizes revenue from product sales and services and supplies in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and accepted or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured.  Revenue is allocated to PHD System  rental and to service and supplies based on the fair value of each element and is recognized separately as it is earned.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.  In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year.  Gains and losses realized from transactions denominated in foreign currency are included in the consolidated statements of operations and were not material for the periods presented.

Accounting for Debt and Equity Transactions

In connection with the closing of the transaction with the Durus Life Sciences Master Fund, Ltd. (“Durus”), the Company sold to Durus 6,453 shares of Series B convertible preferred stock and warrants to purchase 6,453,000 shares of common stock. See Note 14 for a full discussion of the transaction.  The Company evaluated any embedded derivatives including the conversion and redemption features of the Series B convertible preferred stock under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.  The outstanding warrants are valued at their closing date fair value in accordance with EITF Issue No. 00-19, Accounting for Certain Derivative Instruments Indexed to and Potentially Settled in the Issuer’s Own Stock.  Durus also was granted the option to make an additional investment in additional preferred stock and warrants (the “Durus Option”). The Durus Option is accounted for as a liability under EITF Issue No. 00-6, Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary. The Company evaluated whether the exchange of existing debt to Durus was an extinguishment or modification using criteria in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Furthermore, the impact of this transaction on loss per share available to common shareholders was evaluated under SFAS No. 128, Earnings Per Share, and EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period.  Fair value is calculated using the Black-Scholes option-pricing model for awards other than those that vest upon reaching a specified market condition.  A Monte Carlo Simulation is used to calculate fair value of awards that vest upon reaching a specified market condition.  The models used to calculate fair value require various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

(3)           Liquidity and Capital Resources

The Company’s capital requirements have been, and will continue to be, significant. The Company’s capital requirements will depend on many factors, including without limitation:

•      investments in research and development;

•      the costs involved in protecting the Company’s proprietary rights;

•      the cost of servicing and supporting PHD Systems in use; and

•      costs associated with the distribution, patient training and technical and patient support networks.

During 2006, the Company expects to use approximately $19.0 million to $20.0 million in its research and development using the PHD System’s platform technology to develop the Company’s next generation product as well as to fund ongoing operations including service and support of the PHD Systems currently being used by patients. The Company believes that cash and cash equivalents of approximately $525,000 at September 30, 2006, and the subsequent draw downs after September 30, 2006 of the remaining $3.0 million line of credit received from Durus, are only sufficient to finance its operations through the fourth quarter of 2006.  As of September 30, 2006, the Company has accessed $2.0 million of the line of credit.  The Company has utilized the balance of this line of credit during the fourth quarter of 2006. Durus also has the option to invest an additional $13.5 million in exchange for preferred stock and warrants.

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

The Company is seeking to raise additional capital required to fund commercial activities.  The Company believes that it has a variety of possible sources for additional financing and the Company is evaluating various financing alternatives to assure that the Company raises money on the most favorable terms.   However, there can be no assurance that the Company will be able to raise the capital it will need on terms acceptable to the Company or its majority stockholder, or at all.  Further, due to the recent trading prices of the Company’s common stock and the possible delisting of the Company’s stock due to failure to meet minimum listing standards of The NASDAQ Capital Market, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of existing stockholders.

If the Company is unable to obtain additional capital on acceptable terms, its ability to operate its business will be materially and adversely impacted and its liquidity would be severely impaired, giving rise to substantial doubt regarding its ability to continue as a going concern beyond the end of 2006. The Company has taken certain steps to reorganize its business to conserve cash, including the restructuring of the business which commenced in the third quarter of 2006 and will be completed in the fourth quarter of 2006 as discussed in Note 6. In the event the Company is not able to raise capital during the fourth quarter of 2006, it may need to take additional steps to reduce its operations.

At September 30, 2006, the net operating losses available to offset future taxable income were approximately $190 million.  The net operating loss carryforwards expire at various dates beginning in 2015.  As a result of the annual limitation imposed on the use of any net operating loss carryforwards, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our deferred tax assets at September 30, 2006.

(4)           Share-Based Compensation

In March 1996, the Company established the 1996 Stock Awards Plan to provide incentive awards to directors, employees and other key individuals in the form of stock options, SARs, restricted stock and performance grants.  Options are subject to graded vesting, generally ranging from one to four years, subject to accelerated vesting upon a change of control of the Company, and generally expire after 10 years.  At September 30, 2006, 2,186,425 shares have been reserved for future grants under the 1996 Stock Awards Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this method, share-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value determined in accordance with SFAS 123.  Share-based compensation expense for all share-based payment awards granted or modified after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The Company recognizes its share-based compensation expense net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. Under SFAS 123(R), the Company’s ESPP is considered a compensatory plan and the Company recognizes share-based compensation expense for grants made under the ESPP.

The consolidated financial statements for the three and nine months ended September 30, 2006 include approximately $329,200 and $657,000, respectively, of share-based compensation expense.   Basic and diluted net loss per share was increased by approximately $0.01 and $0.02, respectively, per share for the three and nine months ended September 30, 2006, as a result of share-based compensation expense.

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

In the nine months ended September 30, 2006, there were zero and 2,615,916 stock options granted, respectively.  For the nine months ended September 30, 2006, the fair value of the Company’s stock options granted to employees and directors, excluding certain stock options granted to the Company’s Chief Executive Officer that contain performance-based vesting provisions, was estimated using the following assumptions:

Nine Months Ended September 30, 2006
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

Included in the number of options granted during the nine months ended September 30, 2006, are 2,500,000 options granted on June 23, 2006 to the Company’s Chief Executive Officer.  Such options vest as follows:  1,200,000 options vest over one to four years, 800,000 options vest upon the achievement of certain performance objectives and 500,000 options vest upon meeting certain market conditions.  The options have exercise prices equal to the market value of the underlying common stock on the date of grant and are expected to vest over one to four years, depending on the vesting condition. The contractual term is 10 years.

Share-based compensation

At September 30, 2006, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1.9 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years.

Stock options and awards activity

The following table summarizes information about stock options outstanding at September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2005	2,239,672	$6.38	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	4,500	$9.00	—	—
Forfeited	62,842	$6.26	—	—
Options outstanding as of March 31, 2006	2,172,330	$6.06	5.6	$1,181
Granted	2,615,916	$0.76	10.0	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	207,530	$6.74	—	—
Options outstanding as of June 30, 2006	4,580,716	$3.15	8.2	$643,339
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	189,785	5.13	—	—
Forfeited	1,146,588	6.08	—	—
Options outstanding as of September 30, 2006	3,244,343	$2.00	9.0	$93,755
Options exercisable as of September 30, 2006	564,884	$2.07	6.0	$1,316

Other information pertaining to option activity is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted	$—	$2.36	$0.61	$4.48
Total fair value of stock options vested	$329,200	$524,928	$657,012	$1,392,718

Pro-forma Disclosures

The pro-forma table below illustrates the effect on net loss and basic and diluted net loss per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 to share-based compensation:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(7,018,225)	$(26,769,668)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(524,928)	(1,392,718)

Pro-forma net loss	$(7,543,153)	$(28,162,386)

Basic and diluted loss per share as reported	$(0.23)	$(0.89)
Pro forma basic and diluted loss per share	$(0.25)	$(0.94)

Director Stock Options

Effective as of June 23, 2006, each non-employee director of the Company shall be granted an option to purchase 90,000 shares of common stock of the Company at the time of such director’s initial appointment or election to the board. Such options vest in 12 equal quarterly installments over 36 months, subject to accelerated vesting upon a change of control of the Company. As of September 30, 2006, there was an insufficient number of shares available under the 1996 Stock Awards Plan to grant each new eligible director of the Company an option to purchase a full 90,000 shares upon the date of his or her appointment to the board of directors. However, two new eligible directors appointed on June 23, 2006 received an option to purchase 57,958 shares when appointed to the board. As additional shares of common stock become available for director option grants, these additional shares shall be allocated to each new director eligible to receive such options under the 1996 Stock Awards Plan until each such director receives initial director options to purchase 90,000 shares of common stock in the aggregate. Additional grants will have an exercise price equal to the market price of the underlying common shares at the date the additional grants are made.

Employee Stock Purchase Plan

As of September 30, 2006, there were 6,332 shares remaining under the 2001 Stock Purchase Plan. The compensation expense associated with the 15% discount on shares purchased through the 2001 Stock Purchase Plan was approximately $9,300 and $14,300 for the three and nine months ended September 30, 2006, respectively.

(5)           Net Loss Per Share Available to Common Shareholders

Net loss per share available to common shareholders is based on the weighted average number of shares outstanding with common equivalent shares from stock options, warrants and convertible preferred stock excluded from the computation because their effect is antidilutive. At September 30, 2006 and 2005, the number of common equivalent shares from stock options and warrants excluded from the computation was 10,047,343 and 3,119,018, respectively.

The shares of Series B preferred stock are convertible into 6,453,000 shares of common stock in the aggregate and participate in dividends to common shareholders. Under EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, participating securities are to be included in the computation when the holder is obligated to share in the net loss. As Durus is not obligated to share in the net loss with respect to the Series B preferred stock, these shares have been excluded from the basic net loss per common share computation. In addition, their effect is antidilutive and therefore they have also been excluded from the diluted net loss per share available to common shareholders. See Note 14 for a full description of the transaction with Durus.

Net loss available to common shareholders for the three and nine months ended September 30, 2006 includes a $22.6 million loss on the Durus financing transaction that was treated as a dividend paid to the majority stockholder and $0.3 million related to shares issued for the redemption of rights.

(6)           Restructuring

In the fourth quarter of 2005, the Company executed a reduction in force, eliminating 44 positions across all areas of the Company. All such employees were notified of their termination on December 6, 2005 and their employment was terminated on that day. This reduction in force was designed to significantly reduce the Company’s cash burn rate and provide a more focused resource allocation.

Concurrent with the reduction in force, the Company’s Senior Vice Presidents and Chief Executive Officer agreed to take a temporary 20% deferral of base pay beginning February 1, 2006. Full salaries were reinstated on June 15, 2006 and the deferred salary was repaid at that time totaling approximately $58,000. Additionally, the Company cancelled the 2005 bonus plan for all employees and executive officers. The Company put a bonus plan in place for employees whose employment continues through each quarter of 2006, with the quarterly payment based on a percentage of each employee’s base compensation. The total amount of payments for 2006 is expected to be approximately $376,000. Payments for the three and nine months ended September 30, 2006 were $89,000 and $269,000, respectively.

In August 2006, the Company announced a restructuring plan focused on the development and launch of its next-generation home hemodialysis system. The new system is being designed to provide attractive cost savings to both the customer and the Company with increased reliability, while preserving the clinical benefits and safety demonstrated by the current PHD System. As part of the new strategy, the Company is reducing its monthly spend on commercial activities while committing more resources toward new product research, development and testing. To reduce costs, the Company is focusing service of the existing PHD Systems on a small number of key markets and has exited all other domestic markets as of October 31, 2006. This strategy will enable the Company to reduce its use of cash, while maintaining key business relationships. The Company has also committed to reduce its headcount by approximately 32% from 65 employees at the end of the second quarter to 44 employees by the end of November 2006 as part of the restructuring plan. This headcount reduction due to restructuring is expected to be completed by the end of 2006. The Company recognized approximately $552,000 in severance costs related to the reduction in headcount for the nine months ended September 30, 2006. The Company does expect to hire additional research and development personnel throughout 2007 in order to meet the project resource requirements.

(7)                                 Comprehensive Loss

The Company follows SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes net loss, foreign currency translation adjustments and unrealized gains or losses on certain investments in debt and equity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(6,301,267)	$(7,018,225)	$(24,473,057)	$(26,769,668)
Unrecognized gain (loss) on available-for-sale securities	—	28,350	—	16,131
Foreign currency translation adjustment	8,391	(23,840)	9,971	(38,739)
Total comprehensive loss	$(6,292,876)	$(7,013,715)	$(24,463,086)	$(26,792,276)

(8)                                 Inventories

Inventories are stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out method (FIFO) for all inventories.

	September 30, 2006	December 31, 2005
PHD Systems — finished goods	$—	$1,500,600
PHD Systems spare parts	675,667	1,202,485
Consumables	429,948	411,745
Raw materials	—	524,663
	$1,105,615	$3,639,493

The cost of producing the PHD System is currently in excess of its market price. During the quarters ended September 30, 2006 and 2005, the Company did not increase its inventory because inventory levels were sufficient to meet demand.

At September 30, 2006 and December 31, 2005, the Company’s reserve for excess and obsolete parts inventory was approximately $1.9 million and $972,000, respectively. The Company estimates that certain production parts, purchased by the manufacturer of the PHD System on the Company’s behalf, and certain spare parts inventory have become obsolete or are in excess of anticipated usage.

Additionally, as a result of the reduced number of PHD Systems in connection with the Company’s restructuring, the Company evaluated whether its spare parts, consumables and finished goods inventories maintained at various locations were obsolete or in excess of anticipated usage. For the nine months ended September 30, 2006, the Company expensed approximately $1.6 million of excess and obsolete inventory. Patients are being transitioned off PHD Systems as part of the Company’s restructuring plan which will continue into the fourth quarter of 2006. Accordingly, the Company will reevaluate its inventories as of December 31, 2006 and may incur additional expense due to further excess and obsolete inventories.

The Company does not currently manufacture any component of the PHD System or related consumables. With respect to the PHD System, the Company previously contracted with Delphi Medical Systems Colorado Corporation (‘‘Delphi’’), a contract manufacturer of medical devices, to assemble and produce the home hemodialysis machine. Delphi specializes in the custom manufacturing of medical instrumentation and is certified to ISO 13485 for manufacture of such products. ISO 13485 is an internationally recognized quality systems standard for the medical device industry. Delphi is also FDA registered and quality system regulations (“QSR”) compliant. Delphi was the Company’s sole supplier of the PHD System, and the Company does not have a contract or other arrangement in place with alternative manufacturers to supply it with the PHD System.

On October 8, 2005, Delphi and its parent corporation filed a voluntary petition for business reorganization under chapter 11 of the U.S. Bankruptcy Code. The ultimate effect of the bankruptcy on the Company’s relationship with Delphi is unclear. The Company has a Uniform Commercial Code financing statement on file with the Colorado Secretary of State with respect to certain parts inventory located at Delphi’s warehouses. In addition, as of September 30, 2006, the Company had a cash deposit with Delphi of approximately $1.4 million as security for certain purchase obligations. The Company has recorded a reserve to reflect the uncertainty associated with the bankruptcy filing; however, the Company is pursuing the full value of the deposit.

On July 5, 2006, the Company received a letter from Delphi which alleged that the contract manufacturing agreement between the parties terminated on May 14, 2006 due to the Company’s nonpayment of amounts which Delphi alleges it is owed under the contract. On or about August 11, 2006, Delphi filed an action against the Company in Delphi’s bankruptcy court proceedings alleging the Company owes Delphi approximately $4.0 million in accounts receivable and for inventory in Delphi’s possession and that such amount is not subject to reduction. On July 31, 2006, the Company filed a proof of claim in the amount of $2.9 million in connection with Delphi and its parent corporation’s bankruptcy proceedings. The Company’s ultimate ability to collect all or any portion of these amounts is uncertain. On or about October 24, 2006, by agreement of the parties and pursuant to bankruptcy court order, the matter was stayed in the bankruptcy court and referred for arbitration under the American Arbitration Association rules in Chicago, Illinois. The arbitration process is expected to commence in 2006 and continue into 2007.

The Company believes that there are meritorious defenses, including the application of certain credits, to Delphi’s claims and intends to pursue these defenses. The Company has reflected the uncertainty associated with Delphi’s bankruptcy filing in its evaluation of the deposit Delphi holds on the Company’s behalf. The Company believes it has sufficient accruals to cover amounts due to Delphi. It is possible that a change in the estimates could occur in the near term.

The Company believes that it has sufficient inventory of new machines and spare parts on hand and access to spare parts from third parties other than Delphi to continue operations through 2007 without any further shipments from Delphi.

(9)           Long-lived Assets

Property, equipment and leased assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from approximately two to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. The Company leases PHD Systems to customers on a short-term basis (12 months or less) or long-term basis (up to 24 months). Leased assets include PHD Systems currently under operating leases and machines held for future leases. Additions and improvements are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. PHD Systems used for internal training are included in equipment and depreciated over their useful life.

The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

All PHD Systems purchased by the Company were first recorded as inventory since their ultimate use was not determined upon completion of production. Upon determination of use, the Company transferred the assets from inventory to either leased assets or property and equipment depending on whether they were to be leased to customers or used for internal testing and training. As of September 30, 2006, the Company determined that the fair market value of the PHD Systems included in inventory was zero as a result of the Company’s restructuring. Specifically, the Company has terminated all marketing and sales personnel and has eliminated all marketing programs. Furthermore, the Company does not intend to sell the PHD System to any customer. Accordingly, the Company expensed the cost of such PHD Systems. In total, the Company recognized an excess and obsolete charge of approximately $800,000 in the third quarter of 2006.

In 2005, the Company determined that a design problem required certain PHD Systems to be replaced throughout 2006, before the end of their previously estimated useful life. This change required an impairment analysis to be performed in accordance with SFAS No. 144. The estimated undiscounted future cash flows generated by these machines were less than their carrying values. The Company recognized an impairment charge of approximately $1.4 million during the nine months ended September 30, 2005, representing the difference between the carrying amount and the fair value, determined using the expected present value of future cash flows, as set forth in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. The new asset value was being amortized over the remaining life. The impaired rental machines, which will be taken out of service and replaced with a new model of the machine, will be disposed of, as they have no resale or residual value. Additionally, the Company revised the useful life of similar machines classified within property and equipment, which are utilized for internal training and testing purposes, and depreciation has been accelerated on these machines.

In the third quarter of 2006, the Company initiated its restructuring plan to include the termination of rental, service and supply agreements in various markets throughout the United States. The implementation of this restructuring plan required an impairment analysis to be performed in accordance with SFAS No. 144. The estimated undiscounted future cash flows generated by the leased assets in the ongoing operations were less than their carrying values. Accordingly, the Company recognized an impairment charge of approximately $3.1 million during the third quarter of 2006, representing the difference between the carrying amount and the fair value, determined using the expected present value of future cash flows. The new asset value is being amortized over the remaining estimated useful life of the assets of 27 months.

(10)         Accrued Liabilities

As of September 30, 2006 and December 31, 2005, accrued liabilities were comprised of the following:

	As of
	September 30, 2006	December 31, 2005

Accrued vendor expenses	$1,951,340	$260,645

Accruals relating to the original Durus settlement	750,000	1,149,664

Accrued wages and bonuses	1,119,230	249,634

Accrued royalties	62,500	112,500

Accrual for warranty and obsolescence	200,530	1,400,718

Total	$4,083,600	$3,173,161

(11)         Contractual Obligations and Contingencies

Delphi. The Company previously contracted with Delphi to manufacturer the PHD System. Pursuant to that contract, the Company was obligated to purchase inventory that Delphi purchased on its behalf for scheduled production of future PHD Systems. During 2005, Delphi purchased approximately $3.1 million of parts to be used on the Company’s behalf. The Company may have an obligation to purchase some or all of these parts in the future. See Note 8 for a detailed discussion of the Company’s relationship with Delphi.

DEKA. Under the Research, Development and License Agreement with DEKA (see Note 14), the Company may terminate the agreement on 90 days advance notice. During the 90 day notice period, the Company is obligated to reimburse DEKA, but the monthly reimbursement amount will not exceed the average rate of the prior three months. As of September 30, 2006, the contractual obligation to DEKA was $730,000, which represents three months’ termination commitment not to exceed the average reimbursement rate of the prior three months.

Food and Drug Administration (“FDA”). After receiving FDA clearance to market the PHD System in 2002, the Company modified the marketed PHD System without obtaining additional FDA clearance. The FDA recently warned the Company that one of the modifications requires additional 510(k) clearance and that marketing the modified device without such clearance is a violation of law.

After receiving clearance in 2002, the Company modified various aspects of the PHD System’s hardware and software, including modifying the treatment length from 5 to 170 minutes to 60 to 480 minutes. The Company determined that a new 510(k) clearance was not required for these changes under the FDA’s regulations, and did not seek such clearance. On June 8, 2006, the FDA sent the Company a Warning Letter stating that the modification in the treatment length indicated on the Company’s web site could affect the safety due to dialysate and/or water quality issues, and that a new 510(k) clearance is required for this modification. The Company responded to the FDA Warning Letter on July 14, 2006, informing them that the Company had sent a letter to its existing customers indicating that the treatment time for the PHD System should not exceed 170 minutes, that the Company has revised its web site to indicate a maximum treatment time of 170 minutes, that the Company proposed to conduct a field correction to limit the treatment time capability of product in the field to a maximum of 170 minutes and that the Company will submit a “catch-up” 510(k) notice by August 31, 2006 to cover all changes made to the device since clearance. As stated in the letter, the Company did submit a “catch-up” 510(k) notice to the FDA on August 29, 2006 to cover all changes made to the device since clearance.

The Company’s facility located in Lincolnshire, IL was inspected by the Chicago District of the FDA from July 17, 2006 through September 25, 2006. At the conclusion of the agency’s inspection on September 25, 2006, a Notice of Inspectional Observations, Form 483, was provided to the Company. The Company is in the process of preparing its response with proposed corrective actions to address the FDA’s observations.

If the FDA does not accept the Company’s corrective action plan, denies clearance of its “catch-up” 510(k), or chooses to impose enforcement sanctions, the Company may potentially be subject to:

•                  the recall, detention, or seizure of the PHD System;

•                  total or partial suspension of the production of the PHD System;

•                  the withdrawal of 510(k) clearance previously granted for the PHD System;

•                  substantial delay in the manufacturing or sale of any next generation system;

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

Any of these actions would have a material adverse effect on our business, financial position and results of operations. The Company has considered the financial implications of these potential actions, and has not recorded a liability because of the uncertainty of the outcome of the FDA’s response and the probability of any financial penalty.

Listing of Company’s Common Stock on The NASDAQ Capital Market. On July 6, 2006, the Company received a letter from the NASDAQ Stock Market stating that its securities are subject to delisting based upon the Company’s failure to comply with NASDAQ Marketplace Rule 4310(c)(2)(B)(ii), which requires that the Company maintain a market value of listed securities of at least $35.0 million. The notice from NASDAQ follows the Company’s announcement on June 5, 2006 that it had been provided a 30-day period through June 30, 2006, to regain compliance with this listing standard in accordance with Marketplace Rule 4310(c)(8)(C). The Company’s securities previously were listed on The NASDAQ National Market before the listing was transferred by NASDAQ to The NASDAQ Capital Market in February 2006. The transfer of the Company’s securities to The NASDAQ Capital Market followed the Company’s receipt of a letter from NASDAQ in November 2005 notifying the Company that it had failed to comply with certain continued listing requirements of The NASDAQ National Market relating to the amount of its stockholder’s equity and the market value of its listed securities.

The Company requested and received a hearing before a NASDAQ Listing Qualifications Panel to review the delisting determination set forth in the July 6, 2006 letter from NASDAQ and to request the continued listing of the Company’s securities on The NASDAQ Capital Market pending the Company’s compliance with NASDAQ’s listing standards. NASDAQ granted the Company’s request of continued listing subject to two conditions. First, on or before October 31, 2006, the Company was required to inform the Panel that it has completed the conversion of securities held by Durus and has issued sufficient shares of common stock such that it is able to demonstrate a market value of listed securities of $35.0 million or greater. Second, on or before November 15, 2006, the Company was required to have evidenced a market value of listed securities at or above $35.0 million for a minimum of ten consecutive trading days.

On October 30, 2006, the Company requested an extension of time in order to comply with The NASDAQ Capital Market listing requirements. On November 2, 2006, the Panel granted the Company’s request for an extension of time for continued listing on the NASDAQ Capital Market. The Panel’s decision provides the Company until November 30, 2006 to complete either the conversion of outstanding securities held by Durus into common stock, an equity financing raise, or both, such that it is able to demonstrate market value of listed securities of $35.0 million or greater. In addition, the Panel’s decision provides that the Company must maintain compliance for a minimum of ten consecutive trading days thereafter.

If the Company is unable to demonstrate compliance with all requirements for continued listing on The NASDAQ Capital Market, and the Panel determines to delist the Company’s securities, the Company’s common stock would be listed on some other quotation medium.

(12)         Product Warranty

The Company provides maintenance as part of its service and supplies agreements with customers. When circumstances are identified whereby the scope of service to the machine extends beyond the normal cost of the service and supply contracts, the Company performs a specific analysis to determine the extent of service required. The Company records a loss to cost of sales once the excess cost is probable and estimable.

As of September 30, 2006, the Company determined that the product warranty reserve should be re-evaluated as a result of the Company’s restructuring which resulted in a reduced number of customers Accordingly, the Company considered the number of remaining PHD Systems that may need to be replaced over the next several years, or until the launch of the Company’s next generation system. The Company decreased the product warranty reserve from approximately $1.1 million as of June 30, 2006 to approximately $201,000 as of September 30, 2006. Such decrease was recorded as a reduction to cost of sales.

(13)         Letter of Credit

The Company provided to the landlord of its office building a letter of credit secured by cash equivalents in the amount of $600,000 as security on the building lease. The cash collateral for the letter of credit is classified as a restricted long-term investment.

(14)         Stockholders’ Deficit and Notes Payable

Durus Financing. On June 23, 2006, the Company closed the previously announced financing with Durus. In connection with the closing, the Company sold to Durus, pursuant to the terms of a securities purchase agreement, 6,453 shares of Series B convertible preferred stock and warrants to purchase 6,453,000 shares of common stock. The shares of Series B preferred stock are convertible into 6,453,000 shares of common stock in the aggregate at a conversion price of $1.00 per share, subject to certain anti-dilution and other adjustments from time to time as set forth in the certificate of designation of the Series B convertible preferred stock. Holders of the Series B convertible preferred stock are entitled to elect one director to the Company’s board of directors. Holders of Series B convertible preferred stock also have voting rights and are entitled to vote, on an as converted basis as set forth in the certificate of designation, together with the holders of common stock as a single class with respect to any matter upon which holders of common stock have the right to vote. The Company also will be required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B convertible preferred stock prior to taking certain actions.

The Series B convertible preferred stock purchased by Durus has an aggregate liquidation preference of approximately $6.5 million, accrues dividends at the rate of 10% per annum and becomes redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B convertible preferred stock then outstanding or at the option of Durus at an earlier date upon the occurrence of specified triggering events.

In addition, Durus has the option to invest, by itself or with other investors designated by Durus, and at one or more closings, up to an additional $13.5 million for additional shares of Series B convertible preferred stock and warrants having essentially the same terms as the Series B convertible preferred stock and warrants acquired by Durus at the initial closing.

The Company also entered into a loan agreement with Durus at the closing pursuant to which Durus provided approximately $15.9 million in senior debt for a combination of cash and the cancellation of certain promissory notes of the Company held by Durus. The loan is evidenced by a secured promissory note. Durus also has made available to the Company as part of the financing a $5.0 million line of credit to be used by the Company to fund its ongoing operations. As of September 30, 2006, the Company accessed $2.0 million of this line of credit. In October 2006, the Company accessed the remaining balance, or $3.0 million, of the line of credit to fund the working capital needs of the Company.

The cancelled promissory notes included the $5.0 million bridge financing provided by Durus to the Company on March 31, 2006, which was rolled into the senior debt at closing. The senior debt bears interest at 7% per annum, accrues monthly and is payable in full on December 31, 2007. The other promissory notes cancelled at the closing were issued to Durus in 2004 as part of a settlement of a prior matter relating to Durus’ earlier acquisition of the Company’s shares. The aggregate amount of these promissory notes issued in 2004, which were non-interesting bearing, was approximately $15.8 million. During the quarter ended March 31, 2006, the Company accelerated the amortization of the discount on such promissory notes in anticipation of the closing. For the nine months ended September 30, 2006, the amount of non-cash interest recognized was approximately $1.7 million, including $389,000 of accelerated discount amortization and interest expense.

Accounting Considerations.

Extinguishment of Debt. Under the criteria of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the June 2006 transactions with Durus resulted in an extinguishment of the original debt. The extinguishment of the original debt resulted in a loss on extinguishment of approximately $22.6 million based on the carrying value of the extinguished bridge note and prior debt due to Durus compared to the fair value of the newly issued notes, shares of Series B convertible preferred stock, warrants, and the Durus Option, and was recorded as a dividend paid to Durus as the majority stockholder in accordance with Accounting Principles Board (APB) Opinion No. 26, Early Extinguishment of Debt. The fair value of the newly issued notes was determined by discounting the expected future cash flows of the notes using a discount rate of 14.7%, which was commensurate with the yield on fixed-coupon, high-yield corporate bonds as of June 23, 2006.

Series B Convertible Preferred Stock. The Company evaluated the conversion and redemption features of the Series B convertible preferred stock under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and concluded that no embedded features required separation. The Series B convertible preferred stock was recorded at its June 23, 2006 fair value of $11.0 million, net of approximately $619,000 in related transaction fees, and is classified as mezzanine securities due to its non-mandatory redemption provisions. The Company believes that it is probable that the outstanding shares of Series B convertible preferred stock will be converted into common stock before being redeemed. Therefore, the Series B convertible preferred stock is not remeasured to its redemption amount as required under EITF Topic No. D-98. The Company retained an outside valuation firm to calculate the fair value of the Series B convertible preferred stock using reasonable estimates for volatility, expected term, dividend yield, risk-free interest rates, and the probability of certain triggering events.

Warrants and Durus Option. The 6,453,000 outstanding warrants are exercisable upon issuance and are valued at their June 23, 2006 fair value of approximately $3.2 million and are classified as equity securities in accordance with EITF Issue No. 00-19, Accounting for Certain Derivative Instruments Indexed to and Potentially Settled in the Issuer’s Own Stock. The Company retained an outside valuation firm to calculate the fair value of the warrants and the Durus Option using reasonable estimates for volatility, expected term, dividend yield, risk-free interest rates, and the probability of certain triggering events.

The Durus Option is accounted for as a liability under EITF 00-6, Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary. The Durus Option was recorded at its June 23, 2006 fair value of $16.3 million at issuance and was re-measured to approximately $17.0 million at September 30, 2006, with the change in fair value recorded in other income and expense. The increase in value relates primarily to the increase in the market price of the Company’s common stock from $0.76 per share on June 23, 2006 to $0.80 per share on September 30, 2006. Future changes in the fair value of Durus’ option will also be recorded in other income and expense. Upon additional investment, a pro rata portion of the carrying value of the liability will be removed from the Durus Option amount and will be treated as additional proceeds received by the Company.

Transaction Fees. The Company incurred transaction fees associated with the Durus financing transaction of approximately $1.6 million, of which approximately $619,000 is attributed to the Series B convertible preferred stock and will be accreted on an effective interest rate method through March 2013, the earliest scheduled redemption date, as deemed preferred stock dividends (which increased loss available to common stockholders), $177,000 is attributed to the warrants and is recorded as a reduction to additional paid in capital and $811,000 is attributed to the loan notes and is recorded as a deferred financing cost asset that will be amortized over the term of the senior debt.

Auxiliary Agreements. The Company also entered into an investor rights agreement on June 23, 2006 with Durus and Artal Long Biotech Portfolio LLC (“Artal”) pursuant to which, among other things, the Company granted Durus the right to appoint four board members and to approve the appointment of the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer. In addition, the investor rights agreement provides that the Company may not take certain actions without the approval of a majority of the board of directors, including the affirmative vote of the directors designated by Durus. The investor rights agreement requires that the Company use its best efforts to register the shares held by Durus and Artal in one or more shelf registration statements.

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

Common Stock Purchase Agreement with Fusion Capital Fund. On January 13, 2006, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Funding under the agreement commences once the SEC declares effective a registration statement. The agreement with Fusion Capital provides that so long as the market price of our common stock remains above $0.10 and certain other conditions are satisfied, we will be permitted to sell to Fusion Capital up to $40,000 of our common stock on each market trading day, up to an aggregate of $20 million of common stock. Fusion Capital has the right to terminate the agreement in certain circumstances, and the Company has the right to terminate the agreement at any time effective upon one trading day’s notice.

In connection with the agreement, in January 2006, the Company issued 2,170,543 shares of common stock to Fusion Capital as a commitment fee. The Company has recorded approximately $1.3 million of deferred costs in prepaid expenses and other current assets associated with the agreement. These costs consist of the cost of the shares issued to Fusion Capital and external professional fees associated with the transaction. To the extent that funding is obtained, the Company will reduce the deferred costs against additional paid-in capital until the full amount is amortized. If the Company does not utilize the stock purchase agreement with Fusion Capital, the Company will recognize the deferred costs as expense.

DEKA Agreement. On November 1, 2005, the Company entered into a research, development and license agreement with DEKA Products Limited Partnership and DEKA Research and Development Corp. (“DEKA”) to develop a next generation product for the Company consisting of certain hemodialysis equipment and related solution preparation processes. DEKA will be compensated for its development work on a cost plus basis, which will be generally determined based upon DEKA’s costs incurred and hours spent on the project. The Company made payments to DEKA of approximately $2.9 million for services performed from contract inception through September 30, 2006. The Company is required to make payments to DEKA, subject to periodic reconciliation to DEKA’s actual costs incurred and hours spent pursuant to the project. The amount paid to DEKA is currently approximately $280,000 per month. The monthly amount is expected to increase as the development project moves into manufacturing and testing of prototypes.

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

On March 31, 2006, DEKA achieved the first milestone, concept freeze of the Product, and warrants to purchase 100,000 shares of the Company’s common stock vested pursuant to this portion of the warrants grant. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The related expense of $117,000 was recorded as research and development expense during the first quarter of 2006. In accordance with EITF Issue No. 00-19, the warrants are treated as a liability and remeasured each period. Accordingly, the warrants are recorded in other long term liabilities and are remeasured each quarter with the resulting change in value recorded as an increase or decrease to research and development expense. The change in value during the third quarter was approximately $20,000, and was recognized as a decrease to research and development expense.

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

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,		Total Assets As of
	2006	2005	2006	2005	September 30, 2006	December 31, 2005
United States	$361,225	$681,734	$1,521,699	$1,675,044	$6,797,367	$18,888,381
United Kingdom	70,040	140,575	252,666	166,733	178,139	267,566

Total	$431,265	$822,309	$1,774,365	$1,841,777	$6,975,506	$19,155,947

The Company’s largest customers, Greenfield Health Systems, DaVita and Kaiser accounted for approximately 16.6%, 12.5% and 11.2%, respectively, of revenues (by dollar volume) for the three months ended September 30, 2006. For the three months ended September 30, 2005, the Company’s largest customers, Dialysis Centers of Lincoln, Gambro and DaVita accounted for 12.5%, 9.3% and 8.7%, respectively, of revenue. For the nine months ended September 30, 2006, the Company’s largest customers Da Vita, Greenfield Health Systems and Northwest Kidney Center accounted for approximately 18.3%, 11.1% and 8.8%, respectively, of revenues. For the nine months ended September 30, 2005, the Company’s largest customers Dialysis Centers of Lincoln, Northwest Kidney Center and Gambro accounted for 12.6%, 9.0% and 7.6%, respectively, of revenues. All of these customers are located in the United States. As a result of the Company’s restructuring plan including the termination of rental and service and supplies agreements, the revenues from the significant customers will differ from the percentages stated above.

(16)         Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, or SFAS 155, to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins September 15, 2006 with earlier application allowed. The Company is currently reviewing the requirements of SFAS 155 to determine the impact, if any, on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position or results of operations.

(17)         Subsequent Events

On October 24, 2006, the Company’s annual meeting of its stockholders was held and the following proposals were approved at the meeting: the proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 120,000,000 and to increase the number of authorized shares of preferred stock from 1,000,000 to 40,000,000; the proposal to issue a number of shares of common stock sufficient to permit the full conversion of our Series B preferred stock and the full exercise of certain warrants issued to Durus (See Note 14); the proposal to issue a number of shares of common stock sufficient to permit the conversion of senior notes held by Durus into shares of our common stock; the proposal to amend the Employee Stock Purchase Plan to increase the number of reserved shares of common stock from 250,000 to 750,000; and the proposal to adopt the 2006 Stock Incentive Plan to replace the 1996 Stock Incentive Plan. Under the 2006 Plan, a total of 6,000,000 shares of common stock will be initially reserved for issuance and commencing with 2007, and each calendar year, the maximum aggregate number of shares of common stock will be increased by a number equal to three percent of the number of shares of common stock outstanding as of December 30th of the immediately preceding calendar year. The Plan limits the maximum number of shares of common stock available for grant of Incentive Stock Options to 6,000,000 shares of common stock.

On November 2, 2006, the NASDAQ Listing Qualifications Panel granted the Company an exception to the NASDAQ listing standards, subject to the conditions that on or before November 30, 2006, the Company shall have completed a transaction, either the conversion of outstanding securities held by Durus into common stock, an equity financing raise, or both, such that it is able to demonstrate market value of listed securities of $35.0 million or greater, and shall maintain compliance for a minimum of ten consecutive trading days thereafter. (See Note 11).

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were founded in January 1991 to provide hemodialysis products and services for patients suffering from end stage renal disease, or ESRD. We have developed an automated personal hemodialysis system, known as the Aksys PHD™ Personal Hemodialysis System (the “PHD System”), which is designed to enable patients to perform frequent hemodialysis at alternate sites (such as their own homes) and to thereby improve clinical outcomes, reduce total ESRD treatment costs and enhance the quality of life of patients. On March 27, 2002, we announced receipt of 510(k) clearance from the FDA to market the PHD System in the United States and on October 7, 2002 we announced receipt of EC Certification for CE Mark approval pursuant to the Medical Device Directive of the European Economic Area. During the quarter ended September 30, 2002, we commenced commercial activities and were no longer considered to be in the development stage. We have not been profitable since we commenced operations and we expect to incur additional losses in the foreseeable future.

In August 2006, we announced a restructuring plan focused on the development and launch of our next generation home hemodialysis system. The new system is being designed to provide attractive cost savings to both the customer and our Company with increased reliability, while preserving the clinical benefits and safety demonstrated by the current PHD System. As part of our new strategy, we have reduced and will continue to reduce our monthly spend on the PHD System while committing more resources toward new product development. To reduce costs, we are focusing service of the existing PHD System on a small number of key markets, as we exited all other current markets by the end of October 2006. We do not intend to sell PHD Systems to new customers or manufacture any new PHD Systems, and we do not expect to rent PHD Systems to any customers who do not have patients treating on the PHD System by the end of 2006. This will enable us to reduce our use of cash, while maintaining key business relationships with some of our largest customers. We also expect to reduce our Company’s headcount by 32% from 65 employees at the end of the second quarter to approximately 44 employees by the end of November 2006 as part of the restructuring plan. This focused resource allocation will enable us to reduce our use of cash, while maintaining key business relationships with some of our largest customers. As of September 30, 2006, there were 63 patients on the PHD System.

A key part of our new strategy is the success of our collaboration with DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, “DEKA”). We entered into a research, development and license agreement with DEKA on November 1, 2005, the purpose of which is to develop our next generation product consisting of hemodialysis equipment and related solution preparation processes. DEKA is founded and led by Dean Kamen.

In October 2006, we announced the on-time delivery of the first integrated prototype of the Company’s next generation personal hemodialysis system, known as G-2. The G-2 system is expected to replicate the impressive safety record, ease-of-use, and demonstrated clinical benefits of Aksys’ current PHD System while providing best-in-class reliability, minimal installation costs and low manufacturing costs. The prototype was delivered on schedule, meeting an internal milestone. The delivery of the prototype incorporating patented technologies from both the Company and DEKA represents an important step in the joint R&D program with DEKA. We now have multiple prototypes, which allows for efficient testing and software development. Based on our current timeline, we anticipate the commercial launch of our G2 system in the first half of 2009.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from product sales and services and supplies in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following conditions exist: (1) there is persuasive evidence of an arrangement, (2) the product has been delivered and accepted or services and supplies have been provided to the customer, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Revenue is allocated to PHD System rental and to service and supplies based on the fair value of each element and is recognized separately as it is earned.

We recognize revenue from product sales when the PHD System has been installed and a patient has started training. Services and supplies are sold to customers under a monthly service agreement. Services and supplies revenue is recognized uniformly over the term of the agreement and such revenue is not dependent on service time incurred or materials used.

We also lease the PHD System to customers on a short-term basis (12 months or less) and long-term basis (up to 24 months) and recognize revenue on these operating system contracts on a straight-line basis over the lease term. We have no contracts with distributors and sell our own product directly to customers through our sales force.

Share-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period. Fair value is calculated using the Black-Scholes option-pricing model for awards other than those that vest upon reaching a specified market condition. A Monte Carlo Simulation model is used to calculate fair value of awards that vest upon reaching a specified market condition. The models used to calculate fair value require various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

Deferred Tax Asset Valuation

We record our net deferred tax assets in the amount that we expect to realize based on projected future taxable income. In assessing the appropriateness of our valuation, assumptions and estimates are required such as our ability to generate future taxable income. In the event that we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase our income in the period such determination was made. Given our historical losses and uncertainty with respect to our ability to generate taxable income, we have established a full valuation allowance at September 30, 2006 and December 31, 2005 to reduce the deferred tax assets to zero.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with Statement 144, long lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Clinic Partnership Agreements  A typical agreement provides for an initial market assessment and allows a clinic to purchase or lease on a long-term basis multiple units over time, with the option to purchase service and supplies at an additional charge. A customer may also enter into a short-term rental agreement. In order to qualify for Medicare reimbursement, the clinic must become home certified. We provide training to the nurses in the clinics where the patients’ nephrologist is located. The nurses at the clinic then provide training to the patients. Our technicians and nurse educators are available for consultation during patient training as well as throughout the term of the rental and/or service agreement.

Revenue. Consolidated changes to revenue, by category, are summarized in the following table.

	September 30, 2006	September 30, 2005	$ Change	% Change
Product sales	$—	$232,794	$(232,794)	(100)%
Product rentals	116,188	192,538	(76,350)	(40)%
Service and supplies	315,077	396,977	(81,900)	(21)%
Total revenue	$431,265	$822,309	$(391,044)	(48)%

For the three month period ended September 30, 2006, revenue was approximately $431,000 as compared to $822,000 for the three months ended September 30, 2005 representing a decrease of $391,000 or 47.6%. In the later part of the third quarter of 2006, we terminated approximately 7 rental contracts representing a decrease of approximately 33 patients using the PHD System as a result of the Company’s restructuring. In addition, we are not actively marketing our PHD System. Accordingly, there were no product sales in the quarter ended September 30, 2006 and rental revenues and service and supplies revenues decreased approximately $158,000, or 26.8%, in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Date	Number of Patients
December 31, 2004	121
March 31, 2005	126
June 30, 2005	149
September 30, 2005	163
December 31, 2005	179
March 31, 2006	162
June 30, 2006	120
September 30, 2006	81

The number of patients using the PHD System reflected in the table above includes patients using the PHD System as a result of either a sale or a rental transaction. Sales were made pursuant to an agreement with a third party leasing provider who leases directly to the dialysis provider, or made directly by Aksys to the customer.

The total number of patients decreased by approximately 50% in the quarter ended September 30, 2006 as a result of our restructuring plan to include planned termination of contracts. The number of patients will continue to decline through October 2006 as we complete the restructuring at which time we expect to have 5 customers representing 48 patients in the United States and 8 customers representing 15 patients in the UK. This reduction in customers will allow our resources to adequately service the remaining PHD markets as well as continue towards the development of the next generation home hemodialysis system.

Service and supply revenue is contracted under a separate agreement with a dialysis center at an established monthly amount, or sold as individually priced items. Supplies, such as blood tubing sets, dialyzers and acid and bicarbonate preparations, are required to perform dialysis treatments. Service on the PHD System is for scheduled and unscheduled maintenance and repairs and is provided by our field service technicians.

We are not dependent upon reimbursement from insurance providers as a source of revenue. Rather, we generate revenue from dialysis centers, which provide dialysis services through the use of the PHD System. However, the dialysis center is reimbursed on a per treatment basis by the insurance provider. Accordingly, reimbursement rates may influence customers’ demand for our product.

Cost of sales. Consolidated changes to cost of sales is presented in the following table.

	September 30, 2006	September 30, 2005	$ Change	% Change
Product sales	$—	$743,952	$(743,952)	(100)%
Product rentals	207,354	307,485	(100,131)	(33)%
Service and supplies	1,361,203	1,620,390	(259,187)	(16)%
Total cost of sales	$1,568,557	$2,671,827	$(1,103,270)	(42)%

Cost of sales. Cost of sales consists primarily of direct product costs, depreciation of the PHD leased systems, operating overhead and the cost of consumables and parts. Cost of sales also includes the costs incurred in servicing the PHD System. Cost of sales was approximately $1.6 million for the three months ended September 30, 2006 as compared to $2.7 million for the three months ended September 30, 2005, a decrease of $1.1 million or 40.7%. This decrease is mainly due to the discontinuation of PHD System sales and the planned termination of customer rental and service and supplies contracts both of which are a result of our restructuring plan implemented in the third quarter of 2006. In addition, as a result of the restructuring plan, there was an inventory write-down of excess and obsolete finished goods and spare parts of approximately $800,000 recorded in the third quarter of 2006 which was offset by the reduction in the product warranty reserve of approximately $900,000.

Operating expenses. Operating expenses for the three months ended September 30, 2006 were approximately $8.9 million as compared to $4.9 million for the three months ended September 30, 2005. This represents an increase of approximately $4.0 million or 81.6%. Fluctuations in each specific area are discussed below.

Research and development expenses. Research and development expenses consist primarily of salary and benefits and share-based compensation costs for research and development personnel, materials and labor associated with the product development, design and testing of the next generation home hemodialysis system. Research and development expenses remained relatively constant at approximately $1.8 million for the three months ended September 30, 2006 as compared to $2.0 million for the three months ended September 30, 2005, representing a decrease of approximately $200,000 or 10.0%. Such decrease was mainly due to the termination of all research and development for the PHD System.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salary and benefits, travel and other expenses associated with clinical training. Sales and marketing expenses were approximately $457,000 for the three months ended September 30, 2006 as compared to $1.1 million for the three months ended September 30, 2005 which represents a decrease of approximately $643,000 or 58.5%. The decrease was mainly due to our restructuring plan which included a decrease in personnel and travel costs of approximately $608,000 and the elimination of our sales and marketing programs for the existing PHD System.

General and administrative expenses. General and administrative expenses include corporate office costs, salary, benefits and share-based compensation expense for executive management, finance, information technology and human resources, professional fees and general expenses incurred in operating the business. General and administrative expenses were approximately $3.6 million for the three months ended September 30, 2006 as compared to $1.8 million for the three months ended September 30, 2005 for an increase of approximately $1.8 million, or 100%. The increase was mainly due to the recognition of share-based compensation expense of approximately $200,000 in the third quarter of 2006, an increase in professional fees and consulting fees incurred of approximately $1.0 million related to financings, restructuring and ongoing operations and an increase in salaries and benefits of approximately $500,000 representing severance costs associated with the termination of executive management and other personnel.

Impairment Charge. We recognized an impairment charge of approximately $3.1 million related to our leased assets. As a result of our restructuring plan, it was determined that an evaluation of the leased assets was appropriate. Based on the analysis, in accordance with SFAS No. 144, it was determined that the carrying amount of the leased assets was in excess of the undiscounted future cash flows of those assets. Accordingly, we recorded an impairment charge representing the difference between the carrying amount of the leased assets and the fair market value of the leased assets.

Other income and expense. Other income and expense is comprised of interest income, interest expense and the change in the fair value of financial instruments. Other income and expense, net was approximately $3.8 million in income for the three months ended September 30, 2006 as compared to $(206,000) in expense for the three months ended September 30, 2005 for a net increase of approximately $4.0 million. This increase is mainly due to the recognition of the change in the fair value of the Durus option of approximately $4.4 million in the third quarter of 2006. In particular, as a result of the refinancing transaction that occurred in June 2006, Durus has the option to invest additional funds in our Company in exchange for preferred stock and warrants. The fair value of this option on the date of the transaction was approximately $16.3 million and is classified as a current liability. Since it is a liability, the fair value is remeasured and the liability is adjusted for changes in fair value each period. As of September 30, 2006, the fair value of the liability had decreased to approximately $17.0 million from the fair value at June 30, 2006 of $21.4 million. The decrease in the fair value of the option is related to the decrease in the price of our common stock from June 30, 2006 to September 30, 2006.

Net Loss. Net loss for the three months ended September 30, 2006 was approximately $6.3 million as compared to a net loss of $7.0 million for the three months ended September 30, 2005. The decrease of $700,000 was mainly attributable to the increase in other income of $4.0 million offset by the impairment charge of $3.1 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Consolidated changes to revenue, by category, are summarized in the following table.

	September 30, 2006	September 30, 2005	$ Change	% Change
Product sales	$114,748	$331,174	$(216,426)	(65)%
Product rentals	525,429	478,031	47,398	10%
Service and supplies	1,134,188	1,032,572	101,616	10%
Total revenue	$1,774,365	$1,841,777	$(67,412)	(4)%

For the nine months ended September 30, 2006, revenue was approximately $1.8 million as compared to $1.8 million for the nine months ended September 30, 2005. The termination of product sales in the third quarter of 2006 was offset by an increase in service and supplies revenue. The average number of patients using the PHD System was 132 for the nine months ended September 30, 2006 versus 122 patients for the nine months ended September 30, 2005. However, consistent with our restructuring plan, the number of patients using the PHD System has decreased to 81 as of September 30, 2006. Accordingly, service and supplies revenue increased as a result of higher average number of patients using the machine coupled with a price increase instituted by us in the first quarter of 2006.

Cost of sales. Consolidated changes to cost of sales, by category, are summarized in the following table.

	September 30, 2006	September 30, 2005	$ Change	% Change
Product sales	$660,833	$2,984,579	$(2,323,746)	(78)%
Product rentals	796,541	2,268,769	(1,472,228)	(65)%
Service and supplies	4,155,430	5,104,204	(948,774)	(19)%
Total cost of sales	$5,612,804	$10,357,552	$(4,744,748)	(46)%

Cost of sales. Cost of sales consists primarily of direct product costs, depreciation of the PHD leased systems, operating overhead and the cost of consumables and parts. Cost of sales also includes the costs incurred in servicing the PHD System. Cost of sales was approximately $5.6 million for the nine months ended September 30, 2006 as compared to $10.4 million for the nine months ended September 30, 2005, representing a decrease of approximately $4.8 million or 46.2%. This decrease was mainly due to the decrease of PHD System product sales, and the declining number of patients using the PHD System as a result of our restructuring plan. In addition, as a result of the restructuring plan, there was an inventory write-down of excess and obsolete parts of approximately $1.6 million which was partially offset by the reduction in the product warranty reserve of approximately $1.4 million.

Operating expenses. Operating expenses for the nine months ended September 30, 2006 were approximately $18.3 million as compared to $17.6 million for the nine months ended September 30, 2005, representing an increase of approximately $700,000 or 4.0%. Fluctuations in each specific area are discussed below.

Research and development expenses. Research and development expenses consist primarily of salary and benefits and share-based compensation costs for research and development personnel, and materials and labor associated with product development, design and testing of the next generation system. Research and development expenses were approximately $5.4 million for the nine months ended September 30, 2006 as compared to $6.5 million for the nine months ended September 30, 2005. This represents a decrease of approximately $1.1 million or 16.9%. The decrease was mainly due to a reduction in personnel costs of approximately $900,000 and a $1.1 million decrease in prototype costs and lab supplies relating to the PHD System. The decreases were offset by an increase of $1.5 million in spending with DEKA for the next generation system. Total expenses associated with DEKA were approximately $2.3 million for the nine months ended September 30, 2006, including $66,000 in expense associated with warrants to purchase 100,000 shares of common stock that were vested upon achievement of a milestone in the project development.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salary and benefits, travel and other expenses associated with clinical training. Sales and marketing expenses were approximately $1.6 million for the nine months ended September 30, 2006 as compared to $3.5 million for the nine months ended September 30, 2005 which represents a decrease of approximately $1.9 million or 54.3%. The decrease was mainly attributable to a decrease in personnel and related costs and the elimination of a marketing program both of which are a result of our restructuring plan.

General and administrative expenses. General and administrative expenses include corporate office costs, salary, benefits and share-based compensation expense for executive management, finance, information technology and human resources, professional fees and general expenses incurred in operating the business. General and administrative expenses were approximately $8.1 million for the nine months ended September 30, 2006 as compared to $6.2 million for the nine months ended September 30, 2005. This represents an increase of approximately $1.9 million or 30.7%. The increase was mainly due to an increase of approximately $1.0 million in professional fees, including consultants, an increase of approximately $552,000 in salary expense as a result of the termination of executive management and other personnel both of which are a result of our financings and restructuring plan. In addition, we recognized approximately $430,000 of share-based compensation.

Impairment charge. We recognized an impairment charge of approximately $3.1 million related to leased assets for the nine months ended September 30, 2006 as compared to an impairment charge of $1.4 million for the nine months ended September 30, 2005. During both reporting periods, an event occurred which resulted in the evaluation of our long-lived assets. Based on the analysis performed in each reporting period, in accordance with SFAS 144, it was determined that the carrying amount of the leased assets was in excess of the undiscounted future cash flows of those assets. Accordingly, we recorded an impairment charge representing the difference between the carrying amount of the leased assets and the fair market value of the leased assets.

Other income and expense. Other income and expense is comprised of interest income, interest expense and the change in the fair value of financial instruments. The net other expense was approximately $2.3 million for the nine months ended September 30, 2006 as compared to a net other expense of $644,000 for the nine months ended September 30, 2005. This represents an increase of approximately $1.7 million or 263%. The increase in net other expense was attributable to a $641,000 increase in interest expense partially due to the accelerated recognition of costs associated with the prior Durus financing. In addition, interest income decreased by approximately $454,000 due to a decrease in our cash position. The remainder of the increase or approximately $714,000 is related to the financing transaction with Durus which closed on June 23, 2006. As a result of this transaction, Durus has the option to invest additional funds in us in exchange for preferred stock and warrants. The fair value of this option on the date of the transaction was approximately $16.3 million and is classified as a current liability. Since it is a liability, the fair value is remeasured and the liability is adjusted for the change in fair value each period. As of September 30, 2006, the fair value of the liability had increased to approximately $17.0 million.. The increase in the fair value of the option is related to the increase in the price of our common stock from June 30, 2006 to September 30, 2006 and is treated as an expense within other income and expense.

Net loss. Net loss for the nine months ended September 30, 2006 was approximately $24.5 million as compared to a net loss of $26.8 million for the nine months ended September 30, 2005. The decrease of approximately $2.3 million was mainly attributable to the improvement in the operating margin of approximately $4.0 million which was partially offset by an increase in other expense due to the factors described above.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, or SFAS 155, to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins September 15, 2006 with earlier application allowed. The Company is currently reviewing the requirements of SFAS 155 to determine the impact, if any, on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position or results of operations.

Liquidity and Capital Resources

Financing Needs

Our capital requirements have been, and will continue to be, significant. Our capital requirements will depend on many factors, including without limitation:

•      continued investments in research and development;

•      the costs involved with protecting our proprietary rights;

•      the cost of servicing and supporting PHD Systems in use; and

•      costs assocated with distribution, patient training and technical and patient support networks.

During 2006, we expect to use approximately $19.0 million to $20.0 million in research and development using the PHD System’s platform technology to develop the next generation product as well as to fund ongoing operations including service and support of the PHD Systems currently being used by patients. We believe that cash and cash equivalents of approximately $525,000 at September 30, 2006, and the subsequent draw downs after September 30, 2006 of the remaining $3.0 million line of credit received from Durus, are only sufficient to finance operations through the fourth quarter of 2006.  As of September 30, 2006, we have accessed $2.0 million of the line of credit.  Durus also has the option to invest an additional $13.5 million in exchange for preferred stock and warrants.

We received a letter dated as of March 31, 2006, in which the majority stockholder, Durus, stated its intention, and confirmed its ability, to provide financing necessary to fund our operations at least through January 1, 2007.  However, this letter does not represent a legally binding commitment of Durus to provide us with any financing, and the letter further provides that there are no third party beneficiaries to this letter.

We are seeking to raise additional capital required to fund commercial activities.  We believe that there are a variety of possible sources for additional financing and we are evaluating various financing alternatives to assure that we raise money on the most favorable terms.   However, there can be no assurance that we will be able to raise the capital we will need on terms acceptable to us or to the majority stockholder, or at all.  Further, due to the recent trading prices of our common stock and the possible delisting of our stock due to failure to meet minimum listing standards of The NASDAQ Capital Market, completion of a financing could be more difficult and could result in significant dilution to the ownership interests of existing stockholders.

If we are unable to obtain additional capital on acceptable terms, our ability to operate the business will be materially and adversely impacted and our liquidity would be severely impaired, giving rise to substantial doubt regarding our ability to continue as a going concern beyond the end of 2006. We have taken certain steps to reorganize the business to conserve cash, including the restructuring of the business which commenced in the third quarter of 2006 and will be completed in the fourth quarter of 2006 as discussed in Note 6. In the event we are not able to raise capital during the fourth quarter of 2006, we may need to take additional steps to reduce operations.

At September 30, 2006, the net operating losses available to offset future taxable income were approximately $187 million.  The net operating loss carryforwards expire at various dates beginning in 2015.  As a result of the annual limitation imposed on the use of any net operating loss carryforwards, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.  Given our historical losses and uncertainty with respect to our ability to generate taxable income, there is a full valuation allowance for our deferred tax assets at September 30, 2006.

Cash Flows

We have financed our operations to date primarily through public and private sales of equity and debt securities and proceeds from our settlement with Durus.  At September 30, 2006, we had cash and cash equivalents of approximately $525,000.  In addition, at September 30, 2006, we had restricted long-term investments of $600,000. We believe that inflation generally has not had a material impact on our operations or liquidity to date.  Additionally, on August 24, 2006, we received $2.0 million from the $5.0 million line of credit provided by Durus.  During the fourth quarter of 2006, we have drawn on the remaining $3.0 million available under the line of credit.

Net cash used in operating activities was approximately $14.9 million for the nine months ended September 30, 2006 as compared to net cash used in operating activities of $20.8 million in the nine months ended September 30, 2005. This represents a decrease in net cash used in operations of approximately $5.9 million.  This decrease is mainly due to the effects of our restructuring plan.

Net cash provided by investing activities was $7.2 million for the nine months ended September 30, 2006, primarily from the receipt of proceeds from investments sold at the end of 2005. In the nine months ended September 30, 2005, cash provided by investing activities was approximately $18.2 million and was primarily from proceeds of the maturities and sales of investments.

Net cash provided by financing activities was $7.7 million for the nine months ended September 30, 2006, as compared to $3.3 million net cash used in financing activities for the nine months ended September 30, 2005. On March 31, 2006, we received $5.0 from Durus as a bridge loan pending closing of the subsequent financing transaction, which occurred on June 23, 2006. We also received approximately $1.5 million as part of this subsequent transaction that closed on June 23, 2006. On August 24, 2006 we received $2.0 million under the Durus line of credit.

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

The Series B convertible preferred stock purchased by Durus has an aggregate liquidation preference of $6,453,000, accrues dividends at the rate of 10% per annum and becomes redeemable after seven years at the option of the holders of a majority of the voting power of the shares of Series B convertible preferred stock then outstanding or at the option of Durus at an earlier date upon the occurrence of specified triggering events.  These triggering events include a material default by us of the investor rights agreement discussed below, the occurrence of a change of control of our Company, we become insolvent or otherwise fail to pay our debts as they become due, or any indebtedness of our Company in the aggregate principal amount in excess of $1,000,000 is accelerated and declared immediately due and payable.  In addition, we will be required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B convertible preferred stock prior to taking certain actions.

We also entered into a loan agreement with Durus at the closing pursuant to which Durus provided approximately $15.9 million in senior debt for a combination of cash and the cancellation of certain promissory notes of our Company held by Durus. The loan bears interest at 7% per annum, accrues monthly and is payable in full on December 31, 2007. The loan is evidenced by a secured promissory note. Durus also has made available to us as part of the financing a $5 million line of credit to be used by us to fund our ongoing operations to the extent that we are unable to obtain other financing and certain funding conditions are met.

The cancelled promissory notes included the $5.0 million bridge financing provided by Durus to us on March 31, 2006, which was rolled into the senior debt at closing. The other promissory notes cancelled at the closing were issued to Durus in 2004 as part of a settlement of a prior matter relating to Durus’ earlier acquisition of our shares. The aggregate amount of these promissory notes issued in 2004, which were non-interesting bearing, was approximately $15.8 million. During the quarter ended March 31, 2006, we accelerated the amortization of the discount on such promissory notes in anticipation of the closing. For the nine months ended September 30, 2006, the amount of non-cash interest recognized was approximately $1.7 million, including $389,000 of accelerated discount amortization.

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

Listing of Company’s Common Stock on The NASDAQ Capital Market. On July 6, 2006, we received a letter from The NASDAQ Stock Market determining that our securities are subject to delisting based upon our failure to comply with NASDAQ Marketplace Rule 4310(c)(2)(B)(ii), which requires that we maintain a market value of listed securities of at least $35.0 million.  The notice from NASDAQ follows our announcement on June 5, 2006 that we had been provided a 30-day period through June 30, 2006, to regain compliance with this listing standard in accordance with Marketplace Rule 4310(c)(8)(C).  Our securities previously were listed on The NASDAQ National Market before the listing was transferred by NASDAQ to The NASDAQ Capital Market in February 2006.  The transfer of our securities to The NASDAQ Capital Market followed our receipt of a letter from NASDAQ in November 2005 notifying us that we had failed to comply with certain continued listing requirements of The NASDAQ National Market relating to the amount of our stockholders’ equity and the market value of our listed securities.

On November 2, 2006, the NASDAQ Listing Qualifications Panel granted us an exception to the NASDAQ listing standards, subject to the conditions that on or before November 30, 2006, the Company will have completed the conversion of outstanding securities held by Durus into common stock, or an equity financing, or both,  such that the Company shall have an established market value of listed securities at or above $35.0 million.  In addition, the Panel’s decision requires that the Company maintain such market value of listed securities for a minimum of 10 consecutive trading days.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2006, all investments other than the restricted long-term investment have been converted to cash and cash equivalents.  A 1% change in interest rates would not have a material effect on our results of operations.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer.  Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute assurance, that the objectives of our disclosure controls are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected and other deficiencies in our internal or disclosure controls may be discovered in the future.

Changes in Internal Control Over Financial Reporting.  In connection with the review of our disclosure controls and procedures as of June 30, 2006, we had concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2006, due to a lack of sufficient personnel resources and technical accounting expertise in our accounting and finance department regarding non-routine and complex accounting matters.  We have taken steps to remedy this issue by, among other things, hiring additional accounting personnel in our accounting and finance department.  Other than these changes in our accounting and finance department, there has been no significant change in our internal control over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On or about August 11, 2006, Delphi filed an action against us in Delphi’s bankruptcy court proceedings pending in the United States Bankruptcy Court in the Southern District of New York alleging that we owe Delphi approximately $4.0 million in accounts receivable and for inventory in Delphi’s possession.  On or about October 24, 2006, by agreement of the parties and pursuant to bankruptcy court order, the matter was stayed in the bankruptcy court and referred for arbitration under the American Arbitration Association rules in Chicago, Illinois.  The arbitration process is expected to commence in 2006 and continue in 2007.

Item 1A — Risk Factors

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

Risks Related to Our Business

We will need additional capital to operate our business which, if not available to us, may prevent our ability to continue operations and which, if raised, may significantly dilute your ownership interest in us or otherwise reduce the value of our common stock.

Our capital requirements have been and will continue to be significant.  We have significantly relied and expect to rely in the future on external funding sources to finance our operations and growth.  As of September 30, 2006, we have raised approximately $152 million from equity offerings and have received approximately $55.7 million in payments and financings from Durus Life Sciences Master Fund, Ltd.

Our capital requirements will depend on many factors, including without limitation the following:

•                  the cost of servicing and supporting PHD Systems in use;

•                  costs associated with distribution, patient training and technical and patient support networks;

•                  continued progress in research and development; and

•                  the costs involved with protecting our proprietary rights.

During 2006, we expect to use approximately $19.0 to $20.0 million in our operations, including service and support of the PHD Systems currently being used by patients. Resources will also be directed toward using the PHD System’s platform technology to develop our next generation product. We believe our cash and cash equivalents of approximately $525,000 at September 30, 2006, and the subsequent draw downs after September 30, 2006 of the remaining $3.0 million under our $5.0 million line of credit received from Durus, are only sufficient to finance our operations through the fourth quarter of 2006. We are seeking to raise the additional capital required to fund commercial activities in 2007. Durus also has the option to invest an additional $13.5 million in exchange for preferred stock and warrants.

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

Also, although we may have the ability to obtain funds in the future from Fusion Capital pursuant to the terms of our common stock purchase agreement with Fusion Capital, funding under the common stock purchase agreement does not commence until the SEC has declared effective a registration statement relating to the transaction, and we have not yet filed such a registration statement.  The agreement with Fusion Capital provides that so long as the market price of our common stock remains above $0.10 and certain other conditions are satisfied, we will be permitted to sell to Fusion Capital up to $40,000 of our common stock on each market trading day, up to an aggregate of $20 million of common stock.  Fusion Capital has the right to terminate the agreement in certain circumstances, and the Company has the right to terminate the agreement at any time effective upon one trading day’s notice. There can be no assurance that we will be able to obtain any funds from Fusion Capital pursuant to the common stock purchase agreement.  Even if we were able to access the full $20 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to operate our business.

Further, although the securities purchase agreement we entered into with Durus in June 2006 provides Durus with the option to invest in the Company up to an additional $13.5 million for additional shares of Series B preferred stock and warrants, there can be no assurance that Durus will subsequently exercise any of the remaining portions of this option.  Even if Durus fully exercised its option, we may still need additional capital to operate our business.

Any additional capital that we are able to raise through additional issuances of our equity securities may result in substantial dilution to our then existing stockholders, and any debt financing we may be able to obtain could result in the imposition of significant financial and operational restrictions on us.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected.

Our new business strategy, which focuses on the development of a next generation of our product, involves a number of risks and uncertainties.

Our new business strategy consists primarily of reducing our monthly spend and commercial activities while committing more resources toward new product development on our next generation system.  To reduce costs, we are focusing service of the existing PHD System on a small number of key markets and will have exited all other current markets by the end of October 2006.  This will enable us to significantly reduce our use of cash, while maintaining key business relationships with some of our largest customers.

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

In addition, our decision to realign our operating model by focusing on selected markets is expected to impact some of our relationships outside of those areas.  We also are reducing our work force as part of this strategy.  If this new strategy is unsuccessful and we are unable to develop our next generation product on a timely basis or at all, or if we are unsuccessful in maintaining and expanding the relationships in the selected markets, our future revenues will likely materially decrease and our business would be materially adversely affected.

Further, our new strategy requires that we focus on maintaining or expanding our relationships with a certain limited number of existing clinics located in limited operating districts.  If we are unsuccessful in our efforts to maintain or expand these relationships, our future revenues will likely materially decrease and our business would be materially adversely affected.

Durus Life Sciences Master Fund, Ltd., whose interests may not be aligned with yours, controls the Company, which could result in actions of which you or other stockholders do not approve.

Durus currently owns approximately 75% of our outstanding shares of common stock, assuming the conversion of all Series B preferred stock and the exercise of all warrants held by Durus.  If Durus were to subsequently fully exercise its option to invest up to $13.5 million for additional securities of the Company, Durus would own approximately 85% of our outstanding shares of common stock, assuming the conversion of all Series B preferred stock and the exercise of all warrants then held by Durus.  In addition, pursuant to the investor rights agreement we entered into with Durus and Artal Long Biotech Portfolio LLC on June 23, 2006, we granted Durus the right to appoint four board members and to approve the appointment of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  The investor rights agreement also provides that we may not take certain actions without the approval of a majority of the board of directors, including the affirmative vote of the directors designated by Durus.  Separately, Durus is the sole holder of shares of our Series B preferred stock, and the certificate of designation of our Series B preferred stock provides that we are required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B preferred stock prior to taking certain actions, and that the holders of Series B preferred stock shall have the right to elect one director to our board of directors.

As a result of the foregoing, Durus is able, without approval of any other stockholder, to control our management and operations and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.  Durus’ interest may not coincide with the interests of other holders of our common stock.  Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to minority stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of our common stock.

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

As a result of  our new business strategy, we will derive all of our net sales from fewer than ten customers in the United States.  A loss of one or more of those customers could cause a significant decrease in our net revenue.  Our largest customers for fiscal year 2005 were DaVita, Inc., the Dialysis Centers of Lincoln and Northwest Kidney Center, which accounted for 16%, 11% and 8%, respectively, of revenues by dollar volume for such fiscal year.  Our largest customers for the nine months ended September 30, 2006, Da Vita, West Pavilion Dialysis and Northwest Kidney Center accounted for approximately 18%, 11% and 9%, respectively, of revenues.  The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period.  Loss of  business from any of our remaining customers could have a material adverse effect on our results of operations and financial condition.  Additionally, our results of operations and financial condition could be materially adversely affected if any of our remaining customers experience financial difficulties that cause them to delay, or fail to make, payments for goods sold or leased to them.

The two largest dialysis clinic chains in the United States may not adopt our machine.

Fresenius AG and DaVita own and operate the two largest chains of dialysis clinics in the United States.  Fresenius controls approximately 35% of the U.S. dialysis clinics. Fresenius is also the largest worldwide manufacturer of dialysis systems.  DaVita controls approximately 28% of the U.S. dialysis clinics.  As a result, Fresenius and DaVita control approximately 63% of the U.S. dialysis clinics, and we currently market our products and services directly to providers of dialysis services.

Each of Fresenius and DaVita may in the future choose to offer to their patients only the dialysis equipment manufactured by them or their affiliated parties for use in their clinics and not equipment designed for home use, such as our PHD System or any future system we develop. Each of Fresenius and DaVita also may in the future contractually agree to use only the equipment manufactured by our competitors or equipment manufactured directly by Fresenius and DaVita or their affiliated parties.  Accordingly, we cannot be sure whether Fresenius or DaVita will rent or purchase from us in the future the PHD System or any home hemodialysis system we subsequently manufacture, or that any future decisions by Fresenius or DaVita with respect to the dialysis equipment they use will not adversely affect our business.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability or realize significant revenues or growth in the future.

We have not been profitable since our inception in January 1991.  As of September 30, 2006, we had an accumulated deficit of approximately $238 million.  We expect to continue to incur additional losses for the foreseeable future as a result of a high level of research and development expenses, continuing PHD System operating expenses, significant up-front expenditures and very limited revenue from our core business.  We may never realize significant revenues or growth from our core business or be profitable.  Factors that will influence the timing and amount of our profitability and growth include:

•                  the success of the product development efforts under the research, development and license agreement with DEKA;

•                  our ability to obtain sufficient financing to operate our business;

•                  market acceptance of any future products;

•                  our success in commercializing any future products;

•                  our ability to effectively and efficiently manufacture, market and distribute any future products; and

•                  our ability to sell or lease the future products and related services at a price that covers our per unit costs, which result may be difficult to achieve, in part because of the significant restrictions on the reimbursement of dialysis treatment by the Medicare program, and the high cost of manufacturing future products.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of commercialization, and there can be no assurance that we will have any significant revenues or that we will ever achieve profitable operations.

With respect to the impact of reimbursement of dialysis treatment on our profitability and future revenue growth, there can be no assurance that the current limitations or requirements on Medicare and Medicaid reimbursement for dialysis will not have a materially adverse effect on the market for the current PHD System or any next generation home hemodialysis system.  Although most private insurance policies cover a substantial portion of the cost of dialysis treatment in the United States, most patients receiving dialysis treatment in the United States are insured by Medicare or Medicaid.

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

Further, legislative or regulatory reform of the healthcare system may affect our ability to sell our product profitably and our ability to grow our business in the future.  In both the United States and foreign countries, there have been legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our current or future home hemodialysis system profitably.  The federal government and some states have enacted healthcare reform legislation, and further federal and state proposals are likely.  We cannot predict the exact form this legislation may take, the probability of passage, and the ultimate effect on us.  Our business could be adversely affected by future healthcare reforms or changes in Medicare.

Our business will fail if we cannot successfully commercialize the next -generation system we manufacture. Our ability to successfully commercialize any next generation home hemodialysis system is uncertain and cannot be predicted, and our success also is dependent on many variables entirely outside of our control.

Acceptance of any next generation home hemodialysis system we manufacture in the marketplace by both potential users and purchasers, two separate groups with at times conflicting interests, is uncertain, and failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and become profitable.  The success of any new machine is dependent on many variables, including its safety, price, reliability, effectiveness and cost-effectiveness as an alternative dialysis modality.  The failure to conclusively demonstrate each of these factors could significantly hinder market acceptance of any next generation system we manufacture, and the failure of any next generation system to achieve sustained commercial viability or market acceptance would have a material adverse effect on us and your investment in us.  Moreover, successful commercialization will depend upon, among other things, market acceptance of the efficacy of daily hemodialysis.

This will require substantial marketing efforts and the expenditure of significant funds by us to inform nephrologists, dialysis clinics, other healthcare providers and dialysis patients of the benefits of daily hemodialysis, and thus the benefits of the PHD System.

In marketing any new system, we may encounter significant clinical and market resistance to:

•                  using our particular system;

•                  home hemodialysis, which is currently employed by only a small percentage of patients suffering from end-stage renal disease; and

•                  daily hemodialysis, which to our knowledge has never been a widely implemented dialysis alternative.

There can be no assurance that our efforts will be successful or that any next generation system will ever achieve market acceptance.  In addition, any next generation system will be a personal system, designed for use by a single patient, and may require significant time after a dialysis treatment to prepare itself for the next treatment session.  As such, it is very unlikely to be used in the prevailing method of outpatient hemodialysis, which generally involves treating patients three times per week for treatment sessions lasting between three and four hours.  In this prevailing method of hemodialysis, patients receiving treatment on a given day are treated in shifts, with patients on succeeding shifts using dialysis machines employed during prior shifts.

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

•                  whether patients will be reluctant to administer and monitor the system with limited or no supervision; and

•                  whether there are unexpected side effects, complications or other safety issues associated with daily hemodialysis (or any next generation system we manufacture) that may adversely affect the market for our products and services.

The cost to produce any next generation system and deliver related services and supplies must be less than the market price of the system and related services and supplies in order for us to be successful.

We must be able to produce any next generation system and delivery related services and supplies at a cost less than the market price of the system, services and supplies in order for the Company to achieve profitability. The cost to produce our current PHD System and deliver related services and supplies currently exceeds the market price of the PHD System and related service and supplies as a result of limitations on governmental and third party reimbursement programs as well as costly and highly automated technologies that are part of the PHD System and which operate in a rigorous process. If we are unable to improve the operating costs of any new machine we manufacture, we may never achieve profitability as a result.

We are entirely dependent on one product.

Since our inception, we have devoted substantially all of our efforts to the development of the PHD System and the next generation home hemodialysis system. We expect to be entirely dependent for the foreseeable future on sales of, and services relating to, the current PHD System and any next-generation system for revenues. Our dependence on a single product creates significant risk for the Company and stockholders. To the extent that the PHD System and our next-generation system is not a successful product or is withdrawn from the market for any reason, we do not have other products that could replace revenues from the PHD System or next-generation system.

We cannot accurately predict the size of the home hemodialysis market, and it may be smaller or slower to develop than we expect.

Although home hemodialysis treatment options are available, adoption has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2003, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting; USRDS data indicates approximately 1,300 patients were receiving home-based hemodialysis in 2003. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the PHD System or the next generation system is unknown and there is limited data upon which to make estimates. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, and we do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis or how many peritoneal dialysis patients will switch to home-based hemodialysis. We will need to devote significant resources to developing the market, and we cannot be certain that this market will develop, how quickly it will develop or how large it will be.

Competitors and technological advances could cause us to lose current and future business opportunities and materially harm our results of operations and ability to grow.

The dialysis industry is characterized by competition for financing, executive talent, intellectual property, and, ultimately, product sales. Our primary competitors in supplying dialysis equipment, disposables, and services are Fresenius Medical Care AG, Baxter International, Inc., and Gambro AB. These competitors have more financial, scientific, and technical resources than do we, as well as more experience with respect to manufacturing, product development, and marketing in the dialysis market. In addition, we compete with NxStage Medical, Inc., which also sells a hemodialysis machine that is cleared by the FDA for home use. If our competitors succeed in developing products that are more effective and/or less costly than the PHD System or our next generation system for performing more frequent home hemodialysis, both our sales and our prospects for achieving profitability may be adversely impacted. We also expect that the number of our competitors will increase, and there can be no assurance that we will be able to compete successfully against any competitor.

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

We are subject to continuing postmarket regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer. We recently underwent an FDA Quality System inspection during which FDA cited us for observations. If the FDA does not accept our corrective action response, FDA could pursue an enforcement action against us.

Medical devices such as the PHD System are subject to extensive regulation by FDA, including 510(k) clearance prior to commercial distribution in the United States. Following 510(k) clearance of the PHD System by the FDA, we continue to be subject to FDA’s Quality System Regulation, or QSR, which requires quality assurance practices and procedures that address, among other things: management responsibility, audits and training; design controls; purchasing controls; identification and traceability of components; production and process controls; acceptance activities; handling of non-conforming product; the initiation of corrective and preventative actions; labeling and packaging controls; handling, storage and distribution of products; and complaint handling and record keeping. We also continue to be subject to other regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.

The FDA and state authorities have broad inspectional and enforcement powers. From July 17, 2006 to September 25, 2006, FDA conducted an inspection of our facility in Lincolnshire, Illinois. A Notice of Inspectional Observations, or Form 483, was provided to us at the conclusion of the inspection. In FDA’s Form 483, 12 inspectional observations were identified, including the failure to submit to the FDA medical device reports within regulatory timeframes, the lack of reporting a field action and failure to obtain FDA approval prior to the initiation of a clinical study. Additionally, the observations cited deficiencies in QSR components including, but not limited to, corrective and preventative actions and management responsibility.

We are currently drafting a response with proposed corrective actions to address FDA’s observations. Whether FDA will accept our response is uncertain. If FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, or if we otherwise fail to comply with applicable regulatory requirements, FDA could initiate an enforcement action which may include any of the following sanctions:

•                  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•                  recall, detention or seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•                  withdrawing 510(k) clearance that have already been granted; and

•                  criminal prosecution.

In addition, customers of the PHD System or any next generation system separately could bring lawsuits against us to the extent we fail to comply with applicable regulatory requirements. If any of these events were to occur, they could seriously harm our business.

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications or if clearances or approvals for future products and indications are delayed or not issued, our business would be harmed.

The PHD System, our sole product, is subject to stringent government regulation in the United States and other countries. In the United States, the PHD System is regulated as a medical device by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the U.S., we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act or FFDCA. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. In 2002, we announced that we had received clearance from the FDA to market the PHD System in the United States. The FDA clearance included a specific home use indication. However, FDA clearance under the 510(k) pathway is subject to continual review and later discovery of previously unknown problems.

In order to commercially distribute the G-2 system, we will be required to obtain a separate 510(k) clearance or approval of a premarket application, or PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions for new products such as the G-2 system, or we may encounter significant difficulties and costs in our efforts to obtain the necessary FDA clearance or approval, all of which could delay or preclude sale of such new products in the U.S. Furthermore, the FDA may require significant clinical data in support of a 510(k) submission for the G-2 system. The FDA also may instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval for the G-2 system or other new products, or the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

After receiving clearance, we made changes to the marketed PHD System without obtaining additional FDA clearance. The FDA recently warned us that one of the modifications requires additional 510(k) clearance and that marketing the modified device without such clearance is a violation of law. There is no assurance that the FDA will accept our corrective action plan or that the FDA will not impose enforcement sanctions that could lead to a material adverse effect on our business, financial position and results of operations.

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

After receiving clearance in 2002, we modified various aspects of the PHD System’s hardware and software, including modifying the treatment length from 5 to 170 minutes to 60 to 480 minutes. We determined that a new 510(k)

clearance was not required for these changes under the FDA’s regulations, and we did not seek such clearance. On June 8, 2006, the FDA sent us a Warning Letter stating that the modification in the treatment length indicated on our web site could affect the safety due to dialysate and/or water quality issues, and that a new 510(k) clearance is required for this modification. We responded to the FDA Warning Letter on July 14, 2006, informing them that we had sent a letter to our existing customers indicating that the treatment time for the PHD System should not exceed 170 minutes, that we have revised our web site to indicate a maximum treatment time of 170 minutes, that we propose to conduct a field correction to limit the treatment time capability of product in the field to a maximum of 170 minutes and that we submitted a “catch-up” 510(k) in August, 2006, to cover all changes made to the device since clearance.

Although the FDA so far has permitted the PHD System to remain on the market, the FDA has not responded to our corrective action plan and the outcome of this matter is uncertain. If the FDA does not accept our corrective action plan, denies clearance of our “catch-up” 510(k), or chooses to impose enforcement sanctions, we may potentially be subject to:

•      the recall, permanent withdrawal, seizure or detention of our PHD System;

•                  total or partial suspension of the production of our PHD System;

•                  the withdrawal of 510(k) clearance previously granted to us for the PHD System;

•                  substantial delay in the manufacture or sale of any future home hemodialysis system;

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

Complex medical devices, such as the PHD System, can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur. These could lead to a government mandated or voluntary recall of the PHD System or any next generation system by us. The FDA has the authority to require the recall of our products in the event a product presents a reasonable probability that it would cause serious adverse health consequences or death. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. We believe that the FDA would request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and could expose us to product liability or other claims and harm our reputation with customers. A recall involving the PHD System or any new next generation system could be particularly harmful to our business and financial results, because this is our only product.

If our contract manufacturer or manufacturers fail to comply with FDA’s Quality System regulations, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

The manufacture of any next generation system must also comply with the FDA’s Quality System Regulation, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our home hemodialysis system. We may be required to expend time, resources and effort in product manufacturing and quality control to ensure compliance even if our next generation home hemodialysis system is manufactured by an independent contractor. If any contract manufacturer for the next generation home hemodialysis system fails to take satisfactory corrective action in response to an adverse QSR inspection, FDA could take enforcement action, including issuing a public warning letter, shutting down our manufacturing operations, recalling our products, refusing to approve new marketing applications, instituting legal proceedings to detain or seize products or imposing civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.

Our dependence on third-party contractors may delay or impair our ability to generate revenues or adversely affect our profitability.

To be successful, any next generation system must be manufactured in commercial quantities and at acceptable cost. We relied on third-party contract manufacturers to manufacture each of the major components of the current PHD System. Such contractors are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion. Although certain of our contract manufacturers have entered into contracts with us to manufacture components of the PHD System, such contracts can be terminated at any time under certain circumstances by us or by the contractors, and can be breached at any time. Further, work stoppages and the slowing of production at a single independent contractor would have a material adverse effect on our results of operations. Separately, we or our manufacturers may not be able to obtain, on a timely basis, components or other supplies necessary to use the home hemodialysis system, any of which could have a materially adverse effect on our results of operations. We may encounter unexpected delays or costs in the scale-up of manufacturing operations for the next generation system. Manufacturing or quality control problems also may arise (and among other things increase our costs) as we increase production of the next generation home hemodialysis system.

The Company believes that is has sufficient levels of spare parts inventories or access to third party vendors to supply spare parts through 2007. However, we may not have made sufficient alternative arrangements for the manufacture of the major components of our current PHD System and we may not be able to implement acceptable alternative arrangements on a timely basis, or at all. A significant interruption in supply could result if we utilize or were required to utilize a different manufacturing contractor for any of the major components of the PHD System. The loss of the services of any of our contract manufacturers could have a materially adverse effect on our results of operations.

On July 5, 2006, we received a letter from Delphi which alleges that the contract manufacturing agreement between us and Delphi terminated on May 14, 2006 due to our nonpayment of amounts which Delphi asserts it is owed under the contract. Delphi currently is the sole manufacturer of the current PHD System and provides us with spare parts for the PHD System in accordance with the terms of the contract manufacturing agreement. On or about August 11, 2006, Delphi filed an action against us in Delphi’s bankruptcy court proceedings alleging we owe Delphi approximately $4.0 million in accounts receivable and for inventory in Delphi’s possession. On or about July 31, 2006, we filed a proof of claim in the amount of $2.9 million in connection with Delphi and its parent corporation’s bankruptcy proceedings. Our ultimate ability to collect all or any portion of these amounts is uncertain. On or about October 24, 2006, by agreement of the parties and pursuant to bankruptcy court order, the matter was stayed in the bankruptcy court and referred for arbitration under the American Arbitration Association rules in Chicago, Illinois. The arbitration process is expected to commence in 2006 and continue into 2007.

We believe we have sufficient inventory of PHD System spare parts on hand to continue our current operations through 2007 without any further shipments from Delphi. However, if we are unable to resolve this dispute on a timely basis, we may experience increased costs, disruptions in operations and a loss of some or all of our revenue. These risks could make it difficult for us to produce the PHD System in the future on satisfactory commercial terms, if at all.

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

If we cannot develop adequate distribution, customer service and technical support networks, we may not be able to market and distribute our home hemodialysis system effectively.

Our strategy involves contracting with dialysis providers to have us supply to dialysis patients the home hemodialysis system, dialysate and other consumables, patient training, customer service and maintenance and other technical service. To provide these services, we must develop networks of employees or independent contractors in each of the areas in which we intend to operate. There can be no assurance that we will be able to organize these networks on a cost-effective basis. The failure to establish these networks on a cost-effective basis would have a material adverse effect on our results of operations.

Our future sales could be adversely affected due to our limited marketing experience.

We marketed our products and services primarily through our own sales force and will continue to do so with the next generation home hemodialysis system. There can be no assurance that we will be able to staff an adequate marketing staff or sales force or that the cost of such will not be prohibitive, or that our direct sales and marketing efforts will be successful. The choice of dialysis therapy involves the successful marketing to dialysis clinic operators and nurses, nephrologists and patients, each of which may have different factors that they consider in making their decision. Ineffective marketing to any one of these decision makers may adversely affect acceptance of any next generation system. We may have difficulty in gaining acceptance of any next generation system for a number of factors, including:

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

Product liability claims may reduce demand for our home hemodialysis system or result in damages that exceed our insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the production, marketing and sale of dialysis products. We currently maintain product liability insurance with a coverage limit of $10 million. Our insurance policy may not provide adequate protection against potential claims. Furthermore, our agreements with contract manufacturers require us to maintain product liability insurance, and the failure to obtain such insurance could materially and adversely affect our ability to produce our home hemodialysis system. In addition, we have agreed to indemnify certain of our contract manufacturers against certain liabilities resulting from the use of our PHD System. A successful claim brought against us in excess of any insurance coverage obtained by us could have a material adverse effect upon our business, financial condition and results of operations.

Our recent cost reduction initiatives may make it difficult for us to retain and hire critical personnel.

We are dependent upon the services of our senior executives and key scientific personnel. We do not maintain key-man life insurance on our senior executives. In addition, we generally do not have employment agreements, other than certain severance, confidentiality and non-competition agreements, with our personnel. Our business would likely be interrupted if we lost the services of our senior executives or key employees, which could have a material adverse effect on operations. Also, our commercialization of the next generation system will depend upon, among other things, the successful recruiting and retention of highly skilled personnel with experience in business activities such as those we contemplate. Competition for the type of highly skilled individuals sought by us is intense, and we may not be able to retain existing employees or find, attract and retain other skilled personnel on acceptable terms.

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

We reported that our disclosure controls and procedures were not effective as of June 30, 2006, which could adversely affect our ability to meet reporting obligations and provide timely and accurate financial statements if not remedied.

In connection with the review of our disclosure controls and procedures as of June 30, 2006, we concluded that, as of June 30, 2006, we did not maintain effective disclosure controls and procedures due to a lack of sufficient personnel resources and technical accounting expertise in our accounting and finance department regarding non-routine and complex accounting matters. We have taken steps to remedy this issue and we have concluded that we did maintain effective disclosure controls and procedures as of September 30, 2006. However, other deficiencies in our internal or disclosure controls may be discovered in the future. Any failure to implement effective disclosure controls and procedures could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal or disclosure controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

On July 6, 2006, we received a letter from The NASDAQ Stock Market determining that our securities are subject to delisting based upon our failure to comply with NASDAQ Marketplace Rule 4310(c)(2)(B)(ii), which requires that we maintain a market value of listed securities of at least $35.0 million. The notice from NASDAQ follows our announcement on June 5, 2006 that we had been provided a 30-day period through June 30, 2006, to regain compliance with this listing standard in accordance with Marketplace Rule 4310(c)(8)(C).

On November 2, 2006, the NASDAQ Listing Qualifications Panel granted us an exception to The NASDAQ listing standards, subject to the conditions that on or before November 30, 2006, the Company shall have completed either the conversion of outstanding securities held by Durus into a sufficient number shares of common stock, an equity financing raise, or both, such that it is able to demonstrate a market value of our listed securities of $35 million or greater, and the Company shall maintain such market value of listed securities for a minimum of ten consecutive trading days.

There can be no assurance that we will be able to demonstrate compliance with the conditions set forth in The NASDAQ listing qualifications panel’s decision by completing a conversion of Durus’ Securities or an equity financing. Durus has indicated to the Company a willingness to convert its existing securities into common stock at $1.00 per share in certain circumstances in support of the Company’s efforts to obtain financing and if such conversion would support the Company’s continued listing on The NASDAQ Capital Market. However, Durus has not made a final decision to proceed with any conversion of its securities at this time and Durus has indicated that its final decision regarding conversion will take into account all relevant factors at a time a decision is made, including the Company’s stock price, the Company’s success in procuring additional financing, the terms of any additional financing and other operational factors concerning the Company and its prospects.

If we are unable to demonstrate such compliance, The NASDAQ listing qualifications panel may determine to delist our securities from The NASDAQ Capital Market, and the Company’s common stock thereafter would likely be quoted on the OTC Bulletin Board or the “pink sheets.”

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

Our common shares have historically been sporadically or “thinly-traded” on The NASDAQ Capital Market and The NASDAQ National Market (prior to the transfer of our shares to The NASDAQ Capital Market), meaning that the number of persons interested in purchasing shares of our common stock at or near ask prices at any given time may be relatively small or non-existent. As of November 1, 2006, our average trading volume per day for the past three months was approximately 23,572 shares a day with a high of 209,207 shares traded and a low of 400 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is low, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

Factors that may have a significant impact on the market price or liquidity of our common stock include:

•            reports by official or unofficial health or medical authorities, the general media or the FDA regarding the potential benefits or detriments of our home hemodialysis system or of similar products distributed by other companies, or of daily or home dialysis;

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

•            economic and other factors, as well as period-to-period fluctuations in our financial results; and

•            sales of our common stock by Durus;

•            changes in prices of our products and services or our competitors’ products and services; and

•            short selling and covering of short positions in our stock

External factors may also adversely affect the market price for the common stock. The common stock currently trades on The NASDAQ Capital Market. The price and liquidity of the common stock may be significantly affected by the overall trading activity and market factors on The NASDAQ Capital Market or the market, if any, on which we are then trading. In addition, in the event our common stock is delisted from The NASDAQ Capital Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for our shares.

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

Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your voting and ownership interest in the Company. As of November 1, 2006, there were 32,446,084 shares of our common stock issued and outstanding and there were 6,501,629 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. As of November 1, 2006, there were outstanding options and warrants to acquire up to approximately 10,047,000 shares of common stock. We may issue additional shares of common stock or preferred stock:

•                  to raise additional funds for working capital, research and development, commercialization, production and marketing activities;

•                  upon the exercise or conversion of outstanding options and warrants; and

•                  in lieu of payment of cash dividends.

In addition, your voting and ownership interest in the Company could be further diluted by issuance of common stock in connection with our plan to regain compliance with NASDAQ’s listing standards. In particular, as discussed above, our common stock currently is subject to delisting by NASDAQ. See “Risk Factors—Risks Related to Our Common Stock—Our common stock may be delisted from The NASDAQ Capital Market, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.” As part of our plan of compliance submitted to NASDAQ, our largest stockholder, Durus, has indicated a willingness to convert its shares of Series B preferred stock of the Company into shares of common stock as well as to convert its senior notes for shares of the Company’s common stock to the extent necessary to establish compliance with the market capitalization listing requirement. Durus currently holds 6,453 shares of Series B preferred stock, which are convertible into 6,453,000 shares of common stock, and senior debt in the aggregate amount of approximately $21.2 million. The Series B preferred stock is convertible into common stock at a price of $1.00 per share and Durus has agreed that it would convert any debt at a price equal to the greater of $1.00 per share and the 20-day average stock price for our common stock at the time of conversion. If Durus converts a significant portion of its Series B preferred stock or senior debt, your current voting and ownership interest in the Company would be significantly diluted.

Further, the securities purchase agreement we entered into with Durus in March 2006 provides that Durus has the option, at or following the initial closing of the securities purchase agreement which occurred in June 2006, to invest, by itself or with other investors designated by Durus and at one or more closings, up to an additional $15 million for additional shares of Series B preferred stock and warrants having essentially the same terms as the Series B preferred stock and warrants acquired by Durus at the initial closing. At the initial closing, Durus purchased units from the Company at a purchase price of $1,000 per unit, with each unit consisting of (i) one share of Series B preferred stock that is convertible into 1,000 shares of common stock, and (ii) a warrant to purchase 1,000 shares of common stock. Durus has exercised a portion of the additional investment option by purchasing $1.45 million of Series B preferred stock and warrants in connection with the initial closing, but Durus may still exercise the remaining $13.55 million of this option at one or more subsequent closings. If Durus exercises all or a significant portion of this option, your current voting and ownership interest in the Company would be significantly diluted.

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

Aksys, Ltd.

Date: November 13, 2006	By:	/s/ Howard J. Lewin
Howard J. Lewin
President and Chief Executive Officer

	By:	/s/ Karen R. Krumeich
Karen R. Krumeich
Interim Chief Financial Officer